Form 10-K/A
period 2011-03-31
KV PHARMACEUTICAL CO /DE/
filed 2011-12-08
CIK 57055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Report”) amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 that we filed on June 13, 2011 (the “Original Form 10-K”).

Restatement of Consolidated Financial Statements (the “Restatement”)

The Company issued warrants to purchase shares of its Class A Common Stock in November 2010 and March 2011 as described in Note 1—“Description of Business” to the Notes to Consolidated Financial Statements (“Note 1”) in this Report (the “Warrants”), to its lenders in connection with certain financing transactions.

The Company originally classified the Warrants as equity instruments from their respective issuance dates until the March 17, 2011 amendment of the Warrant provisions which added a contingency feature and an escrow requirement as described in Note 1. At that date, the Warrants were revalued and reclassified from equity to liabilities. The Company also had originally used a Black-Scholes option valuation model to determine the value of the Warrants. Upon a re-examination of the provisions of the Warrants, the Company determined that the non-standard anti-dilution provisions contained in the Warrants require that the Warrants (a) all be treated as liabilities from their respective issuance dates and (b) their value should be calculated utilizing a valuation model which considers the mandatory conversion features of the Warrants and the possibility that the Company may issue additional common shares or common share equivalents that, in turn, could result in a change to the number of shares issuable upon exercise of the Warrants and the related exercise price. As a result, the Company has revalued the Warrants from their respective dates of issuance using a Monte Carlo simulation model and reclassified the Warrants as a long term liability.

As a result of the foregoing, on November 7, 2011, the Audit Committee of our Board of Directors, upon recommendation from management, determined that the previously issued consolidated financial statements included in our Original Form 10-K and in our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2010 and June 30, 2011 should not be relied upon. The restatements did not change the Company’s reported cash and cash equivalents, operating expenses, operating losses or cash flows from operations for any period or date. This Report contains the restated financial statements as of and for the fiscal year ended March 31, 2011. This Report also contains Note 26 to the Notes to Consolidated Financial Statements which was not included in the Original Form 10-K but which had instead previously been filed with the Securities Exchange Commission (“SEC”) on Form 8-K dated July 11, 2011.

This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K and does not revise or update disclosure affected by subsequent events. In addition, forward-looking statements made in the Original Form 10-K have not been revised to reflect the passage of time, events, results or developments that occurred or facts that became known to us after the Original Form 10-K, and such forward-looking statements should be read in their historical context and in the context of our subsequent reports filed with the SEC.

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

All forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the PSLRA’s “safe harbor” provisions, we provide the following cautionary statements identifying important economic, competitive, political, regulatory and technological factors, among others, that could cause actual results or events to differ materially from those set forth or implied by the forward-looking statements and related assumptions. Such factors include (but are not limited to) the following:

(1)	our ability to continue as a going concern, as discussed in Note 3—“Going Concern and Liquidity Considerations” in the Notes to the Consolidated Financial Statements included in Part II of this Report;

(2)	risks associated with the introduction and growth strategy related to the Company’s Makena® product, including:

(a)	the impact of competitive, commercial payor, governmental (including Medicaid program), physician, patient, public or political responses and reactions, and responses and reactions by medical professional associations and advocacy groups, on the Company’s sales, marketing, product pricing, product access and strategic efforts;

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

(d)

the satisfaction or waiver of the terms and conditions for our continued ownership of the full U.S. and worldwide rights to Makena™ set forth in the previously disclosed Makena® acquisition agreement, as amended; and

(e)	the number of preterm births for which Makena® may be prescribed and its safety profile and side effects profile and acceptance of the degree of patient access to and pricing;

(3)	the possibility of delay or inability to obtain U.S. Food and Drug Administration (the “FDA”) approvals of Clindesse and Gynazole-1 and the possibility that any product relaunch may be delayed or unsuccessful;

(4)	risks related to compliance with various agreements and settlements with governmental entities which are discussed in Item 1(b)—Discontinuation of Manufacturing and Distribution; Product Recalls; and the FDA Consent Decree” in this Report, including:

(a)	the consent decree between the Company and the FDA and the Company’s suspension in 2008 and 2009 of the production and shipment and the nationwide recall of all of the products that it formerly manufactured, as well as the related material adverse effect on our revenue, assets and liquidity and capital resources;

(b)	the agreement between the Company and the Office of Inspector General of the U.S. Department of Health and Human Services (“HHS OIG”) to resolve the risk of potential exclusion of the Company from participation in federal healthcare programs; and

(c)	our ability to comply with the plea agreement between a now-dissolved subsidiary of the Company and the U.S. Department of Justice;

(5)	the availability of raw materials and/or products manufactured for the Company under contract manufacturing agreements with third parties;

(6)	risks that the Company may not ultimately prevail in or that insurance proceeds will be insufficient to cover potential losses that may arise from litigation discussed in Note 15—“Commitments and Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements in Part II of this Report, including:

(a)	the series of putative class action lawsuits alleging violations of the federal securities laws by the Company and certain individuals;

(b)	product liability lawsuits;

(c)	lawsuits pertaining to indemnification and employment agreement obligations involving the Company and its former Chief Executive Officer;

(d)	the possibility that the pending lawsuits and investigation by HHS OIG regarding potential false claims under the Title 42 of the U.S. Code could result in significant civil fines or penalties, including exclusion from participation in federal healthcare programs such as Medicare and Medicaid and the possibility; and

(e)	challenges to our intellectual property rights by actual or potential competitors and challenges to other companies’ introduction or potential introduction of generic or competing products by third parties against products sold by the Company;

(7)	the possibility that our current estimates of the financial effect of previously announced product recalls could prove to be incorrect;

(8)	risks related to the Company’s highly leveraged capital structure discussed in Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” including:

(a)	the risk that our debt obligations may be accelerated due to our inability to comply with covenants and restrictions contained in our loan agreements;

(b)	restrictions on the ability to increase our revenues through certain transactions, including the acquisition or in-licensing of products; and

(c)	risks that present or future changes in the Board of Directors may lead to an acceleration of the Company’s debt;

(9)	the risk that we may not be able satisfy the quantitative listing standards of the New York Stock Exchange, including with respect to minimum share price and public float; and

(10)	the risks detailed from time to time in the Company’s filings with the SEC. This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements.

Because the factors referred to above, as well as the statements included under the captions Part I, Item 7A—“Risk Factors,” Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this “Cautionary Note Regarding Forward-Looking Statements” and the risk factors that are included under the caption Part I, Item 7A—“Risk Factors” in the Original Form 10-K, as supplemented by our subsequent SEC filings. Further, any forward-looking statement speaks only as of the date on which it is made and we are under no obligation to update any of the forward-looking statements after the date of this Report. New factors emerge from time to time, and it is not possible for us to predict which factors will arise, when they will arise and/or their effects. In addition, we cannot assess the impact of each factor on our future business or financial condition or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

During fiscal year 2009, the Company announced six separate voluntary recalls of certain tablet form generic products as a precaution due to the potential existence of oversized tablets. In December 2008, the FDA began an inspection of the Company’s facilities. The Company suspended shipments of all approved tablet-form products in December 2008 and of all other drug products in January 2009. Also, in January 2009, the Company initiated a nationwide voluntary recall affecting most of its products. On March 2, 2009, the Company entered into a consent decree with the FDA regarding its drug manufacturing and distribution. The consent decree was entered by the U.S. District Court, Eastern District of Missouri, Eastern Division on March 6, 2009. As part of the consent decree, the Company agreed not to directly or indirectly do or cause the manufacture, processing, packing, labeling, holding, introduction or delivery for introduction into interstate commerce at or from any of its facilities of any drug, until the Company has satisfied certain requirements designed to demonstrate compliance with the FDA’s current good manufacturing practice (“cGMP”) regulations. The consent decree provides for a series of measures that, when satisfied, will permit the Company to resume the manufacture and distribution of approved drug products. The Company has also agreed not to distribute its products that are not FDA approved, including its prenatal vitamins and hematinic products, unless it obtains FDA approval for such products through the FDA’s New Drug Application (“NDA”) or Abbreviated New Drug Application (“ANDA”) processes. These actions and the requirements under the consent decree have had, and are expected to continue to have, a material adverse effect on the Company’s liquidity position and its results of operations. We resumed shipment of extended-release potassium chloride capsule, Micro-K® 10mEq and Micro-K® 8mEq, in September 2010, resumed shipments of the generic version of Potassium Chloride Extended Release Capsule in December 2010 and we began shipping Makena® in March 2011. We are continuing to prepare other products for FDA inspection although we do not expect to resume shipping other products until later in fiscal year 2012, at the earliest. Micro-K and Micro-K 10 Extencaps (potassium chloride, USP) Extended-Release Capsules are indicated for the treatment and prevention of hypokalemia (potassium depletion). Potassium Chloride Extended-Release Capsules, USP, are indicated for the treatment and prevention of hypokalemia (potassium depletion). Nesher Pharmaceuticals’ Potassium Chloride Extended-Release Capsules is the authorized generic product to Micro-K and Micro-K 10 Extencaps. The labeled ingredients for Potassium Chloride Extended-Release Capsules are the same as Micro-K and Micro-K 10 Extencaps. Makena®(hydroxyprogesterone caproate injection) is the first FDA-approved drug indicated to reduce the risk of preterm birth in women with a singleton pregnancy who have a history of singleton spontaneous preterm birth. Makena® is not intended for use in women with multiple gestations or other risk factors for preterm birth.

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

Lachman certified the manufacture of the product on July 27, 2010, and the FDA subsequently conducted its own inspection during the week of August 16, 2010 of our facilities, systems and processes as outlined in the consent decree and found no adverse findings. The Company received notification from the FDA on September 8, 2010 of approval for our discontinued generics operations to ship into the marketplace the first product approved under the consent decree, i.e., the Potassium Chloride Extended Release Capsule. We resumed shipment of extended-release potassium chloride capsule, Micro-K® 10mEq and Micro-K® 8mEq, in September 2010. We resumed shipments of the generic version of Potassium Chloride Extended Release Capsule in December 2010 and we began shipping Makena® in March 2011.

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

Hologic Agreement

On January 16, 2008, the Company entered into the Original Makena® Agreement with Hologic. On January 8, 2010, the Company and Hologic entered into Amendment No. 1 to the Original Makena® Agreement, which, among other things, included a $70 million cash payment for the exclusive rights to Makena®, which was recorded as purchased in-process research and development expense on the statement of operations for the fiscal year ended March 31, 2010. On February 4, 2011, the Company entered into Amendment No. 2 to the Original Makena® Agreement. The amendments set forth in Amendment No. 2 reduced the payment to be made on the fifth business day following the day on which Hologic gave the Company notice that the FDA has approved Makena®(the “Transfer Date”) to $12.5 million and revised the schedule for making the remaining payments of $107.5 million. Under these revised payment provisions, after the $12.5 million payment on the Transfer Date and a subsequent $12.5 million payment 12 months after the date the FDA approved Makena®(the “Approval Date”), the Company has the right to elect between the two alternate payment schedules for the remaining payments, with royalties of 5% of the net sales of Makena® payable for certain periods and under different circumstances, depending on when the Company elects to make the remaining payments. The Company may make any of the payments on or before their due dates, and the date on which the Company makes the final payment contemplated by the selected payment schedule will be the final payment date, after which royalties, if any, will cease to accrue.

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

Under the Indenture governing the $225.0 million aggregate principal amount of 12% Senior Secured Notes due 2015 (the “2015 Notes”), described further below, the Company shall make a $45.0 million payment on or prior to the first anniversary of the Makena ® NDA Approval Date; provided that notwithstanding the foregoing, the Company shall have the ability to modify the amount or timing of such payment so long as the revised payment schedule (i) is not materially less favorable to holders of the 2015 Notes than the royalty schedule under the Makena ® agreement as in effect on the issue date of the 2015 Notes and (ii) does not increase the total payments to Hologic during the term of the 2015 Notes.

Makena®

On February 3, 2011, the Company was informed by Hologic that the FDA granted approval for Makena®. The Company shipped approximately 6,300 vials to its customers, specialty pharmacies and specialty distributors in March 2011. On February 14, 2011, the Company announced the initial list price at $7,500 per vial, or $1,500 per injection and on April 1, 2011 the list price was reduced to $3,450 per vial, or $690 per injection including for March 2011 shipments. Additionally, the Company announced on April 1, 2011 that it would expand its patient financial assistance program so that the majority of women who are clinically eligible for Makena® would have a co-pay of no more than twenty dollars per injection.

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

Under the terms of the Bridge Loan agreement, the Company paid interest at an annual rate of 16.5% (5% of which was payable in kind) with a maturity date in March 2013. The Company furnished as collateral substantially all assets of the Company to secure the loan. The Bridge Loan was guaranteed by certain of the Company’s domestic subsidiaries and the guarantors furnished as collateral substantially all of their assets to secure the guarantee obligations. In addition, the Company issued stock warrants to U.S. Healthcare granting them rights to purchase up to 12.6 million shares of the Company’s Class A Common Stock (the “Initial Warrants”). The Initial Warrants have an exercise price of $1.62 per share, subject to possible anti-dilutive adjustment. These Initial Warrants were valued at $22.4 million using a Monte Carlo simulation model utilizing the following assumptions: risk free rate of 1.5%; expected volatility of 99.0%; expected dividend of $0; expected life of five years; and a probability of the Company issuing additional common stock (“Fundamental Transaction”) of 10% after the stock price reaches $10.00 per share.

In recording the Bridge Loan transaction, the Company allocated the proportionate share of the fair value of the Initial Warrants, to the September loan. As a result of the proceeds from the Bridge Loan extinguishing the September loan, the fair value of the Initial Warrants of $7.5 million allocated to the September loan was expensed as required by accounting for debt extinguishments in the quarter ended December 31, 2010.

The Company then allocated, at its fair value, the proportionate share of the fair value of the Initial Warrants of $14.9 million as a discount to the Bridge Loan. The discount was being amortized using the effective interest method to interest expense based upon the maturity date of the Bridge Loan. In March 2011, the Company retired the Bridge Loan and expensed the remaining discount in loss on extinguishment of debt.

The $120 million Multi-Draw Term Loan consisted of three tranches that would have been available to the Company following the achievement of certain conditions. The first tranche of $80 million would have been available upon the approval of Makena® and would have been used to repay the Bridge Loan of $60 million, make a milestone payment to Hologic, and provide funds for general corporate and working capital purposes. The second tranche of $20 million would have been available to the Company upon achieving at least one of certain performance thresholds including either, (1) certain metrics associated with Evamist® (Evamist (estradiol transdermal spray) is a unique transdermal estrogen therapy indicated for the treatment of moderate-to-severe vasomotor symptoms (hot flashes) due to menopause) or (2) receiving FDA approval for the manufacture and distribution of Clindesse® and Gynazole-1® (Gynazole-1 (butoconazole nitrate) Vaginal Cream, 2%, is a single-dose antifungal product indicated for the local treatment of vulvovaginal candidiasis (yeast infections) in non-pregnant women). The proceeds of the second tranche would have been used for general corporate and working capital purposes. The third tranche of $20 million would have been available to the Company upon evidencing its ability, to the satisfaction of U.S. Healthcare, to meet certain liquidity thresholds necessary to satisfy future obligations, including a future milestone payment to Hologic that is due to be paid one year following FDA approval of Makena®. The proceeds from the third tranche would have been used for general corporate and working capital purposes.

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

The Multi-Draw Term Loan, as amended, provided for a total commitment of $118 million. If entered into, the Multi-Draw Term Loan, as amended, would have refinanced the Bridge Loan in full and would have provided $70 million of additional financing consisting of (1) a $30 million tranche B-2 term loan and (2) a $40 million tranche B-3 term loan. The withdrawal schedule under the Multi-Draw Term Loan was revised to allow for release of funds from controlled accounts on the closing date sufficient to repay the

Bridge Loan and future draws against the Multi-Draw Term Loan, subject to achievement of certain Makena® related milestones, of $15 million in March 2011, $15 million in May 2011 and $10 million in each of July, August, September and October 2011. The commitment letter for the Multi-Draw Term Loan would have expired on March 31, 2011.

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

In accounting for the Warrants as required under ASC Topic 815, the Warrants were recorded as an aggregate liability of $88.4 million on their respective issuance dates. The Company then recorded, at fair value, an unrealized loss of $20.2 million for the period ended March 31, 2011 related to the Warrants resulting in a net liability of $108.6 million at March 31, 2011. Fair value of the Warrants were recorded at March 31, 2011 utilizing a Monte Carlo simulation model with the following assumptions: risk free rate 2.1%; expected volatility of 99.0%; expected dividend yield of $0; an approximate expected life of 4.6 years and a probability of the Company issuing additional common stock (“Fundamental Transaction”) of 10% after the stock price reaches $10.00 per share.

Private Placement of Class A Common Stock

On February 14, 2011, the Company announced that it entered into a definitive agreement with a group of institutional investors to raise approximately $32.3 million of gross proceeds from a private placement of 9.95 million shares of its Class A Common Stock at $3.25 per share. The transaction closed on February 17, 2011. The Company used $20 million of the proceeds from the financing to repay certain outstanding amounts and other outstanding obligations under its credit agreement with U.S. Healthcare. The remaining amount is being used for the launch of Makena®, payment of expenses associated with the private placement and general corporate purposes.

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

After an original issue discount of 3%, the Company received proceeds of $218.3 million which were used to fund a first-year interest reserve totaling $27.0 million, repay all existing obligations to U.S. Healthcare totaling approximately $61.1 million and pay fees and expenses associated with the offering of the 2015 Notes of approximately $10.0 million. In connection with these payments, the Company also terminated all future loan commitments with U.S. Healthcare. The remaining proceeds, totaling approximately $120 million will be used for general corporate purposes, including the launch of Makena®.

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

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (1) the timing and number of approved products that will be reintroduced to the market and the related costs; (2) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (3) the possibility that we may need to obtain additional capital despite the proceeds from the offering of the 2015 Notes in March 2011 and the equity we were able to issue in February 2011 (see Note 1—“Description of Business—Significant Developments” of the Notes to the Consolidated Financial Statements included in this Report); (4) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report; (5) our ability to comply with debt covenants; and (6) our ability to obtain future revenues from the sales of Makena® sufficient to meet our future needs and expectations. Our assessment was further affected by our fiscal year 2011 net loss of $271.7 million, our 2010 net loss of $283.6 million, and the outstanding balance of cash and cash equivalents of $137.6 million as of March 31, 2011. For periods subsequent to March 31, 2011, we expect losses to continue because we are unable to generate any significant revenues from more of our own manufactured products until we are able to begin selling more of our approved products with FDA’s approval and with respect to products manufactured for us by third parties until after we are able to generate significant sales of Makena® which was approved by the FDA in February 2011. We received notification from the FDA on September 8, 2010 of approval for our discontinued generics operations to ship into the marketplace the first product approved under the consent decree, i.e., the Potassium Chloride Extended Release Capsule. We resumed shipment of extended-release potassium chloride capsule, Micro-K® 10mEq and Micro-K® 8mEq, in September 2010, resumed shipments of the generic version of Potassium Chloride Extended Release Capsule in December 2010 and we began shipping Makena® in March 2011. We have continued to ship Evamist®, which is manufactured for the Company by a third party, during the period covered by the consent decree. We are continuing to prepare other products for FDA inspection and do not expect to resume shipping other products until prior to the end of calendar year 2011, at the earliest. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to introduce Makena®, and to prepare for introducing and reintroducing other approved products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of more of our approved products in a timely manner and at a reasonable cost, or if revenues from the sale of approved products introduced or reintroduced into the market place prove to be insufficient, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to address, among other factors: (1) sales of Makena®, which was approved by the FDA in February 2011 notwithstanding recent actions by the FDA to permit continued sale of compounded alternatives and by CMS to permit compounded alternatives to be reimbursed under the Medicaid program; (2) the timing, number and revenue generation of approved products that will be introduced or reintroduced to the market and the related costs; (3) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA (other than the Potassium Chloride Extended Release Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above); (4) the possibility that we will need to obtain additional capital; (5) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report; and (6) compliance with our debt covenants. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with introducing or reintroducing approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition and retention of the rights to Makena® (see Note 5—“Acquisition” of the Notes to Consolidated Financial Statements included in this Report), the financial obligations pursuant to the plea agreement, costs associated with our legal counsel and consultant fees, as well as the significant costs associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of certain or many of our approved products in a timely manner and at a reasonable cost and/or if we are unable to successfully commercialize Makena®, and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. See “Risk Factors” included in Item I, Part 1A of this Report regarding additional risks we face with respect to these matters.

In the near term, we are focused on performing the following: (1) addressing the FDA’s concerns regarding patient access to MakenaTM and the Center for Medicare and Medicaid Services’ (“CMS”) policy permitting Medicaid program reimbursement of compounded products; (2) the continued commercial launch of Makena®; (3) meeting the requirements of the consent decree, which will allow our approved products to be reintroduced to the market (other than the Potassium Chloride Extended Release Capsule products, including Micro-K® 10mEq and Micro-K® 8mEq, that are the subject of the FDA notification letter previously discussed); (4) the divestiture of Nesher and the Company’s generics business; and (5) pursuing various means to minimize operating costs and increase cash. Since December 31, 2010, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirements from a $32.3 million private placement of Class A Common Stock in February 2011 and the 2015 Notes in March 2011 (which were used, in part, to repay all existing obligations under the agreement with U.S. Healthcare) (see Note 13—“Long-Term Debt” of the Notes to Consolidated Financial Statements included in this Report for a description of the 2015 Notes and U.S. Healthcare loan). While the cash proceeds received to date were sufficient to meet near-term cash requirements, we are pursuing ongoing efforts to increase cash, including, the continued implementation of cost savings, the divestiture of Nesher and the Company’s generics business and other assets and the return of certain additional approved products to market in a timely manner. We cannot provide assurance that we will be able to realize additional cost reductions from reducing our operations, that some or many of our approved products can be returned to the market in a timely manner (other than the Potassium Chloride Extended Release Capsule, including Micro-K® 10mEq and Micro-K® 8mEq products that are the subject of the FDA notification letter previously discussed above), that our higher profit approved products will return to the market in the near term or at all or that we can obtain additional cash through asset sales or the sale of equity or the successful commercial launch of Makena®. If we are unsuccessful in our efforts to introduce or return our products to market at adequate levels, or to sell assets or raise additional equity, we may be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

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

Restatement of Consolidated Financial Statements

The Company originally classified the Warrants as equity instruments from their respective issuance dates until the March 17, 2011 amendment of the Warrant provisions which added a contingency feature and an escrow requirement as described in Note 1. At that date, the Warrants were revalued and reclassified from equity into liabilities. The Company also had originally used a Black-Scholes option valuation model to determine the value of the Warrants. Upon a re-examination of the provisions of the Warrants, the Company determined that the non-standard anti-dilution provisions contained in the Initial Warrants and the as amended Warrants required that (a) the Warrants all be treated as liabilities from their issuance date and (b) be valued utilizing a valuation model which considers the mandatory conversion features of the Warrants and the possibility that the Company issues additional common shares or common share equivalents that, in turn, could result in a change to the number of shares issuable upon exercise of the Warrants and the related exercise price. Accordingly, the Company has restated its consolidated financial statements for the fiscal year ended March 31, 2011, and for the quarters ended December 31, 2010 and June 30, 2011. The Company also reclassified the Warrants as a long term liability.

See Note 1—“Description of business – Restatement of Consolidated Financial Statements” of the Notes to the Consolidated Financial Statements included in this report for further discussion on the Restatement of Consolidated Financial Statements.

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

Our Business Today

Because of the steps taken by us with respect to the nationwide recall and suspension of shipment of all products manufactured by us (other than extended-release potassium chloride capsule, Micro-K® 10mEq and Micro-K® 8mEq, Potassium Chloride Extended Release Capsule) and Makena® and Evamist® (which are manufactured by third parties), the requirements under the consent decree, certain consequences resulting from the entry into the plea agreement and the Divestiture Agreement and the ongoing private litigation and governmental inquiries, we have realigned our operations and business to concentrate our efforts on maintaining and attempting to increase our limited cash and financial resources and expeditiously reintroducing certain approved products to the market. To that end, we have focused our recent efforts as follows:

•

We have made the strategic decision to tie our future to the development and commercialization of branded specialty pharmaceuticals focused on women’s health. In the near term, the Company is focused on the continuing commercial launch of Makena®(hydroxyprogesterone caproate injection), which was approved by the FDA in February 2011 and began shipping in March 2011.

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

•

The Company received notification from the FDA on September 8, 2010 of approval for our discontinued generics operations to ship into the marketplace the first product approved under the consent decree, i.e., the Potassium Chloride Extended Release Capsule. The Company resumed shipment of extended-release potassium chloride capsule, Micro-K® 10mEq and Micro-K® 8mEq, in September 2010 and resumed shipments of its generic version, Potassium Chloride Extended Release Capsule, in December 2010. The Company is continuing to prepare other products for FDA inspection. We are currently working with Lachman, an independent cGMP expert retained by us pursuant to the consent decree, to meet the requirements set forth in the consent decree. We do not expect to generate any significant revenues from products that we manufacture until we can resume shipping more of our approved products. We do not expect to resume shipping other products that we manufacture until prior to the end of calendar year 2011, at the earliest. We do not expect to generate any significant revenues from products that we have manufactured by third parties until and unless we begin to generate significant revenues from sales of Makena® along with our current revenues from the sales of Evamist®.

•	In order to address liquidity concerns, the Company secured additional capital including the following:

•

On February 17, 2011, the Company closed on a private placement with the selling stockholders of 9.95 million shares of its Class A Common Stock at $3.25 per share to raise approximately $32.3 million of gross proceeds. The Company used $20 million of the proceeds from the financing to repay certain outstanding amounts and other outstanding obligations under its existing credit agreement with U.S. Healthcare. The remaining funds will be used for continuing the commercial launch of Makena®, payment of expenses associated with the private placement and general corporate purposes.

•

On March 17, 2011, the Company completed a private placement with a group of institutional investors of the 2015 Notes. After an original issue discount of 3%, the Company received proceeds of $218.3 million which were used to fund a first-year interest reserve totaling $27.0 million, repay all existing obligations to U.S. Healthcare and pay fees and expenses associated with the offering of the 2015 Notes of approximately $10.0 million. The remaining proceeds, totaling approximately $120 million, will be used for general corporate purposes, including continuing the commercial launch of Makena®.

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

Additionally, Ther-Rx established the Makena® Care Connection, a support program for patients and healthcare providers that provides administrative, financial assistance and treatment support for Makena®. Administrative and treatment support includes insurance benefit investigation, educational information and a compliance reminder program. Because specialty injectable products like MakenaTM are not typically carried by retail pharmacies, the process for facilitating prescriptions for MakenaTM is managed by this dedicated customer support center.

Ther-Rx has also established a Patient Assistance Program for Makena® that provides co-pay assistance (for insured patients), and financial assistance (for uninsured patients). Under the program, patients with a household income of up to $120,000 will pay $20 or less per injection for MakenaTM. This encompasses 85% of the U.S. based on 2009 U.S. census data. Clinically-eligible patients who are uninsured and whose financial need is greatest will receive Makena® at no cost. There are no upper-level income caps to qualify for the patient assistance program. Ther-Rx began shipping Makena® in March 2011.

Since the initial shipment of vials of Makena® in March 2011, Ther-Rx has tracked and accumulated the following key performance metrics (all information is cumulative through May 31, 2011):

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

•	Approximately 1,700 patient referrals have been made to the Makena® Care Connection, of which approximately:

•	900 patients have initiated treatment or are in the enrollment phase or are pending insurance approval and treatment initiation.

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

Assuming that we are successful with our efforts to meet the consent decree requirements and return certain of our approved products to the market, our long-term goals and strategies are planned to incorporate the following key elements:

•

We plan to focus on projects specific to women’s healthcare that we believe have the highest potential return on investment (which we currently believe to be primarily Makena®), to streamline product lines, to implement Company-wide efficiencies and to make disciplined spending decisions.

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

Ther-Rx also has a corporate sales and marketing management team dedicated to planning and managing Ther-Rx’s sales and marketing efforts. As part of an ongoing realignment of our cost structure relative to our inability to manufacture and ship products manufactured by us and the requirements under the consent decree, we have reduced our workforce to be in line with the anticipated level of ongoing business. Accordingly, Ther-Rx reduced its branded sales force from approximately 330 specialty sales representatives at December 31, 2008 to approximately 76 specialty sales representatives at March 31, 2010. Subsequent to the approval of Makena®, we substantially increased the size of our sales force to support the commercial launch of Makena® and at March 31, 2011 have a total of approximately 150 sales representatives.

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

The focus of our new drug development in fiscal year 2010 and 2011 was working with Hologic to enroll patients in the Makena® confirmatory post-marketing studies, also known as Phase IV studies, to complete the resubmission to the FDA of this drug for the prevention of preterm birth in women with a history of spontaneous preterm birth. This Complete Response was submitted to the FDA on July 13, 2010 and as noted above, the NDA was approved on February 3, 2011. In addition there are still generic ANDAs under review at the FDA from our Company. Future efforts will focus on niche specialty products that complement the existing women’s health portfolio, through either acquisition or internal development.

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

Lachman certified the manufacture of the product on July 27, 2010, and during the week of August 16, 2010 the FDA subsequently conducted its own inspection of our facilities, systems and processes as outlined in the consent decree and found no adverse findings. The Company received notification from the FDA on September 8, 2010 of approval for our discontinued generics operations under the consent decree to ship into the marketplace the first of our approved products, i.e., the Potassium Chloride Extended Release Capsule. We resumed shipment of extended-release potassium chloride capsule, Micro-K® 10mEq and Micro-K® 8mEq, in September 2010 and we began shipping Makena® in March 2011. We have continued sales of Evamist®, manufactured for us by a third party manufacturer, during the duration of the consent decree. We are continuing to prepare other products for FDA inspection although we do not expect to resume shipping other products until later in fiscal year 2012, at the earliest.

Competition

The primary means of competition in our industry are innovation and development, timely FDA approval, manufacturing capabilities, product quality, marketing, customer service, drug delivery systems, reputation and price. To compete effectively on the basis of price and remain profitable, a generic drug manufacturer must manufacture its products in a cost-effective manner. Our competitors include other specialty pharmaceutical companies, other generic and branded companies, and brand companies that, prior to patent expiration or as relevant patents expire, license their products to generic manufacturers for sale as what are commonly referred to as “authorized generics” and, to the extent permitted by the FDA and other federal and state agencies and boards, companies selling unapproved therapies or compounded drugs that compete against products sold by the Company and its subsidiaries, including Makena®. Further, regulatory approvals typically are not required for a brand manufacturer to sell its pharmaceutical products directly or through a third-party as authorized generics, nor do such manufacturers face any other significant barriers to entry into such market. It is possible, however, that even if we are able to return some or all of our approved products to the market, certain of our existing customers will purchase smaller quantities or no quantities of our products. Such a potential loss of market share would likely result in limiting the prices we are able to charge for our approved products, which will negatively impact our gross margin. Moreover, entering into the consent decree and our withdrawal and recall of most of our products during fiscal year 2009 may have damaged our reputation in the market, which could result in additional competitive disadvantages.

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

While the Company and its products are subject to rigorous regulation from the FDA, the FDA may elect to exercise enforcement discretion as to whether to enforce its laws and regulations against unapproved therapies and compounded drugs that may compete against the Company’s products, including Makena®. In March 2011, the FDA has communicated to the Company and also separately issued a press release that, in order to ensure continued access for patients needing 17-alpha hydroxyprogesterone caproate, the FDA intended to refrain at this time from taking enforcement action with respect to compounding pharmacies producing compounded 17-alpha hydroxyprogesterone caproate in response to individual prescriptions for individual patients. The impact of FDA’s statement on the effectiveness of the Company’s orphan drug marketing exclusivity is at present still unclear but a failure by the FDA to take enforcement action against compounding pharmacies may result in substantial sales of compounded alternatives to Makena® and effective loss of some or all of such marketing exclusivity for the affected period of time. In April 2011, the Company’s representatives met with the FDA staff to discuss access to Makena® and to provide information to the FDA relevant to its public statement.

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

However, in March 2011, the FDA issued a public statement that, in order to ensure continued access for patients needing hydroxyprogesterone caproate, the FDA intended to refrain at this time from taking enforcement action with respect to compounding pharmacies producing compounded 17-alpha hydroxyprogesterone caproate in response to individual prescriptions for individual patients. In addition, in March 2011, CMS issued an informational bulletin to state Medicaid programs that they can choose to pay for the extemporaneously compounded hydroxyprogesterone caproate as an active pharmaceutical ingredient and this can be covered under the “medical supplies, equipment and appliances suitable for use in the home” portion of home health. Because CMS does not require states to list all of the items they cover under this section in the Medicaid state plan, states can cover hydroxyprogesterone caproate under their current state plans and do not need to submit a state plan amendment to provide for such coverage. The Company believes that this has the potential of excluding Makena® from being provided under the various state Medicaid programs. The Company estimates that state Medicaid programs cover approximately 40% to 45% of the total number of pregnancies in the United States. The impact of the FDA’s and CMS’ statements on the effectiveness of the Company’s orphan drug marketing exclusivity is at present still unclear but a failure by the FDA to take enforcement action against compounding pharmacies, and the permitting of Medicaid reimbursement by CMS for compounded hydroxyprogesterone caproate, may result in substantial sales of compounded alternatives to Makena® and effective loss of some or all of the Company’s orphan drug marketing exclusivity for the affected period of time.

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

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (1) the timing and number of approved products that will be reintroduced to the market and the related costs; (2) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (3) the possibility that we may need to obtain additional capital despite the proceeds from the offering of the 2015 Notes in March 2011 and the equity we were able to issue in February 2011 (see Note 1—“Description of Business—Significant Developments” of the Notes to Consolidated

Financial Statements included in this Report); (4) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report; (5) our ability to comply with debt covenants and (6) our ability to obtain future revenues from the sales of Makena® sufficient to meet our future needs and expectations. Our assessment was further affected by our fiscal year 2011 net loss of $271.7 million, our 2010 net loss of $283.6 million, and the outstanding balance of cash and cash equivalents of $137.6 million as of March 31, 2011. For periods subsequent to March 31, 2011, we expect losses to continue because we are unable to generate any significant revenues from more of our own manufactured products until we are able to begin selling more of our approved products with FDA’s approval and with respect to products manufactured for us by third parties until after we are able to generate significant sales of Makena® which was approved by the FDA in February 2011. We received notification from the FDA on September 8, 2010 of approval for our discontinued generics operations to ship into the marketplace the first product approved under the consent decree, i.e., the Potassium Chloride Extended Release Capsule. We resumed shipment of extended-release potassium chloride capsule, Micro-K® 10mEq and Micro-K® 8mEq, in September 2010, resumed shipments of the generic version of Potassium Chloride Extended Release Capsule in December 2010 and we began shipping Makena® in March 2011. We have continued to ship Evamist®, which is manufactured for the Company by a third party, during the period covered by the consent decree. We are continuing to prepare other products for FDA inspection and do not expect to resume shipping other products until the second half of fiscal year 2012, at the earliest. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to introduce Makena®, and to prepare for introducing and reintroducing other approved products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of more of our approved products in a timely manner and at a reasonable cost, or if revenues from the sale of approved products introduced or reintroduced into the market place prove to be insufficient, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to address, among other factors: (1) sales of Makena®, (which was approved by the FDA) in February 2011 notwithstanding recent actions by the FDA to permit continued sale of compounded alternatives and by CMS to permit compounded alternatives to be reimbursed under the Medicaid program; (2) the timing, number and revenue generation of approved products that will be introduced or reintroduced to the market and the related costs; (3) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA (other than the Potassium Chloride Extended Release Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above); (4) the possibility that we will need to obtain additional capital; (5) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report; and (6) compliance with our debt covenants. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with introducing or reintroducing approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition and retention of the rights to Makena® (see Note 5—“Acquisition” of the Notes to Consolidated Financial Statements included in this Report), the financial obligations pursuant to the plea agreement, costs associated with our legal counsel and consultant fees, as well as the significant costs associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of certain or many of our approved products in a timely manner and at a reasonable cost and/or if we are unable to successfully commercialize Makena®, and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. See “Risk Factors” included in Item I, Part 1A of this Report regarding additional risks we face with respect to these matters.

In the near term, we are focused on performing the following: (1) addressing the FDA’s concerns regarding patient access to Makena® and CMS policy permitting Medicaid program reimbursement of compounded products; (2) the continued commercial launch of Makena®; (3) meeting the requirements of the consent decree, which will allow our approved products to be reintroduced to the market (other than the Potassium Chloride Extended Release Capsule products, including Micro-K® 10mEq and Micro-K® 8mEq, that are the subject of the FDA notification letter previously discussed); (4) the divestiture of Nesher and the Company’s generics business; and (5) pursuing various means to minimize operating costs and increase cash. Since December 31, 2010, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirements from a $32.3 million private placement of Class A Common Stock in February 2011 and the 2015 Notes in March 2011 (which were used, in part, to repay all existing obligations under the agreement with U.S. Healthcare) (see Note 13—“Long-Term Debt” of the Notes to Consolidated Financial Statements included in this Report for a description of the 2015 Notes and U.S. Healthcare loan). While the cash proceeds received to date were sufficient to meet near-term cash requirements, we are pursuing ongoing efforts to increase cash, including, the continued implementation of cost savings, the divestiture of Nesher and the Company’s generics business and other assets and the return of certain additional approved products to market in a timely manner. We cannot provide assurance that we will be able to realize additional cost reductions from reducing our operations, that some or many of our approved products can be returned to the market in a timely manner (other than the Potassium Chloride Extended Release Capsule, including Micro-K® 10mEq and Micro-K®

8mEq products that are the subject of the FDA notification letter previously discussed above), that our higher profit approved products will return to the market in the near term or at all or that we can obtain additional cash through asset sales or the sale of equity or the successful commercial launch of Makena®. If we are unsuccessful in our efforts to introduce or return our products to market at adequate levels, or to sell assets or raise additional equity, we may be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

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

On January 16, 2008, the Company entered into an Asset Purchase Agreement (the “Original Makena® Agreement”) with Cytyc Prenatal Products Corp. and Hologic, Inc. (Cytyc Prenatal Products Corp. and Hologic, Inc. are referred to collectively as “Hologic”), as further described in Note 5—“Acquisitions” of the Notes to Consolidated Financial Statements included in this Report. Under our agreement with Hologic, we completed the acquisition of Makena® upon making a $12.5 million additional payment to Hologic on February 10, 2011 and are currently undertaking the commercial launch of Makena®. Under our agreement with Hologic, we must make subsequent additional milestone payments and our payment obligations are secured by a lien on our rights to Makena® granted to Hologic. We have certain revenue expectations with respect to both the sale of Makena® as well as the sales of our approved products that are allowed to return to the market by FDA following successful inspections under the consent decree. If we cannot timely and successfully commercially launch Makena®, and achieve those revenue expectations with respect to Makena®, this would result in material adverse impact on our results of operations and liquidity, and ability to continue as a going concern.

Moreover, if we fail to pay to Hologic any of the remaining payments when they mature under our agreement, as amended, with Hologic, our rights to the Makena® assets will transfer back to Hologic.

As discussed in Note 5—“Acquisition” of the Notes to Consolidated Financial Statements included in this Report, we modified the Original Makena® Agreement pursuant to an amendment entered into in January 2010 (“Amendment No. 1”). Pursuant to Amendment No. 1, we made a $70 million cash payment to Hologic upon execution of Amendment No. 1. We entered into a second amendment to the Original Makena® Agreement on February 4, 2011 (“Amendment No. 2”). Under the Original Makena® Agreement, as amended (the “Amended Makena® Agreement”), after the $12.5 million payment we made to Hologic on February 10, 2011, we are required to pay a series of additional future scheduled cash payments in the aggregate amount of $107.5 million upon successful completion of agreed upon milestones. We also may become obligated to pay additional amounts as royalties if we elect to defer certain milestone payments. (The date on which we make the final cash payment is referred to as the “Final Payment Date.”) If, prior to the Final Payment Date, we fail to timely pay a scheduled payment, we are obligated to transfer back to Hologic ownership of the Purchased Assets (as defined in the Amended Makena® Agreement), including certain improvements made thereto by us, as well as other after-acquired assets and rights used by us in connection with the Makena® business (the “Retransfer”). If the Retransfer were to occur, we would not be reimbursed for the payments we have made up to that point to Hologic under the Amended Makena® Agreement. Our failure to pay any of the remaining payments when required under the Amended Makena® Agreement and the resulting Retransfer would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In connection with its approval under sub-part H regulations, the FDA granted an orphan drug designation for Makena®. As part of this designation, the Company was granted a seven-year marketing exclusivity period. The sub-part H regulations allow certain drugs for serious conditions to be submitted for FDA marketing approval under the basis of one controlled clinical trial instead of the usual case of two clinical trials. Typically there is an additional post-marketing commitment to perform a second confirmatory clinical trial. If this trial does not replicate the positive results of the original trial, the FDA can take various actions such as requesting another clinical trial or withdrawing the conditional approval. We cannot be certain of the results of the confirmatory clinical trial (expected in 2016) and what action the FDA may take if the results were not as expected based on the first clinical trial.

The success of the Company’s commercialization of Makena® is dependent upon a number of factors, including: (1) the Company’s ability to maintain certain net pricing levels and unit sales for Makena®; (2) successfully obtaining agreements for coverage and reimbursement rates on behalf of patients and medical practitioners prescribing Makena® with third-party payors, including government authorities, private health insurers and other organizations, such as health maintenance organizations (“HMOs”), insurance companies, and Medicaid programs and administrators, and (3) the extent to which pharmaceutical compounders continue to produce non-FDA approved purported substitute product. The Company has been criticized regarding the list pricing of Makena® in numerous news articles and internet postings. In addition, the Company has received, and may continue to receive, letters criticizing the Company’s list pricing of Makena® from numerous medical practitioners and advocacy groups, including the March of Dimes, American College of Obstetricians and Gynecologists, American Academy of Pediatrics and the Society for Maternal Fetal Medicine. Several of these advocacy groups have also issued their own press releases regarding their criticism of the pricing of Makena® and endorsing the statements made by the FDA regarding compounded product (discussed below). In addition, the Company is aware that certain doctors have chosen to continue prescribing the non-FDA approved purported substitute product made by pharmaceutical compounders in lieu of even considering prescribing Makena®.

Further, the Company has received letters from United States Senators and members of the United States Congress asking the Company to reduce its indicated pricing of Makena® and requesting information with respect to Makena®, its pricing and the Company’s cost relating to Makena®. One of the Senators also sent a letter to CMS asking for CMS’ views on the ramification of the pricing of Makena® on the Medicaid system and, together with another Senator, has sent a letter to the Federal Trade Commission asking the agency to initiate an investigation of our pricing of Makena®. Staff members of the U.S. Senate Finance Committee have also advised the Company that federal legislation targeted at the Company’s sale of Makena® may be introduced unless the Company reduces its price. Communications with members of Congress and their staffs indicate that hearings in Congress on the Company’s pricing of Makena® may occur. The FDA has communicated to the Company and also separately issued a press release that, in order to ensure continued access for patients needing hydroxyprogesterone caproate that the FDA intended to refrain at this time from taking enforcement action with respect to compounding pharmacies producing compounded hydroxyprogesterone caproate in response to individual prescriptions for individual patients. The impact of FDA’s statement on the effectiveness of the Company’s orphan drug marketing exclusivity is at present still unclear but a failure by the FDA to take enforcement action against compounding pharmacies may result in substantial sales of compounded alternatives to Makena® and effective loss of some or all of such marketing exclusivity for the affected period of time. The Company’s representatives met with the FDA staff to discuss access to Makena® and to provide information to the FDA relevant to its public statement.

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

The Company is responding to these criticisms and events in a number of respects, including the announced reduction in the published list price of Makena® from $1,500 per injection to $690 per injection on April 1, 2011 (prior to expected further discounting of such list price by the mandatory 23.1% Medicaid rebate and other supplemental rebates and discounts currently under negotiation with public and private payors), and the expansion of an already announced patient assistance program for patients who are not covered by health insurance or could otherwise not afford Makena® or their respective co-pays. Further, the Company is working directly with health insurers, pharmacy benefit managers, Medicaid management companies, and others regarding the net cost of Makena® coverage and reimbursement programs and other means by which Makena® would be available to patients. The Company can give no assurance as to whether these responses and negotiations will be successful at obtaining an economically sufficient price or unit sales for Makena®.

The commercial success and viability of the Company is largely dependent upon these efforts and appropriately responding to the media, physician, institutional, advocacy group and governmental concerns and actions regarding the pricing of Makena®. The Company has substantial debt and liabilities that come due over the next several years and the pricing and revenues that the Company must achieve from the sale of Makena®, together with our sales of other products, must be substantial enough to allow us to meet these obligations, refinance or retire such debt and liabilities when due, and generate sufficient profits to ensure the Company’s viability as a pharmaceutical company prior to the end of the orphan drug exclusivity period for Makena®.

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

In addition, our financial position is expected to be adversely affected by our inability to manufacture and distribute our unapproved products until such time as there is an approved ANDA or NDA for each such product, which will only occur if we decide to pursue, and are able to fund, the studies required for such approvals over an extended period of time. It is possible that we may not be able to return all or any of our unapproved products to market. Moreover, entering into the consent decree, as well as the criticism regarding the list pricing of Makena®, may have damaged our reputation in the market, which could result in a competitive disadvantage. Furthermore, general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control, may affect our future performance. Therefore, even after we are able to resume manufacturing and shipment of our other approved products, our business might not continue to generate cash flow at or above historic levels, which could have a material adverse effect on our financial position, results of operations and cash flows.

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

We are fully cooperating in certain governmental matters, including SEC informal inquiries, pending litigations with the States of Utah and Louisiana with respect to AWP with respect to ETHEX products in past years, and the pending investigation by HHS OIG and the U.S. Attorney’s Office in Boston into potential false claims under Title 42 of the U.S. Code with respect to a qui tam action (see Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report). We have also received civil investigative demands from the States of Florida and Texas that appear to pertain to the pricing of certain ETHEX products in past years and to Makena®, respectively. We are not aware whether, or the extent to which, any pending governmental inquiries and/or related private litigation might result in the payment of fines, penalties or judgments or the imposition of operating restrictions on our business; however, if we are required to pay fines, penalties or judgments, the amount could be material.

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

Continuing negative publicity from the consent decree, the plea agreement, our list pricing of Makena® and ongoing litigation and governmental inquiries may have a material adverse effect on our business, financial condition, results of operations and cash flows.

As a result of the consent decree, the plea agreement, our list pricing of Makena®, ongoing litigation and governmental inquiries and related matters, we have been the subject of negative publicity. This negative publicity may harm our relationships with current and future investors, government regulators, employees, customers and vendors. For example, negative publicity may adversely affect our reputation, which could harm our ability to obtain new customers, maintain existing business relationships with other parties and maintain a viable business in the future. Also, it is possible that the negative publicity and its effect on our work environment could cause our employees to terminate their employment or, if they remain employed by us, result in reduced morale that could have a material adverse effect on our business. In addition, negative publicity has and may continue to adversely affect our stock price and, therefore, employees and prospective employees may also consider our stability and the value of any equity incentives when making decisions regarding employment opportunities. As a result, our business, financial condition, results of operations and cash flows could be materially adversely affected.

The consent decree, the plea agreement, the Settlement Agreement, the Divestiture Agreement, our list pricing of Makena® and the ongoing governmental and private litigation and governmental inquiries have resulted in significant fees, costs and expenses, diverted management time and resources, and could have a material adverse effect on our business, financial condition and cash flows.

We have incurred significant costs associated with, or consequential to, the steps taken by us in connection with the nationwide recall and suspension of shipment of all products manufactured by us, the requirements under the consent decree, the plea agreement, the Settlement Agreement, the Divestiture Agreement, our list pricing of Makena® and the ongoing governmental and private litigation and governmental inquiries, including legal fees (including advancement of legal fees to individuals pursuant to our indemnification obligations), accounting fees, consulting fees and similar expenses. Although we believe that a portion of these expenditures may be recoverable from insurance policies that we have purchased, the insurance does not extend to all of these expenditures, the insurance limits may be insufficient even with respect to expenditures that would otherwise be covered, and the insurance carriers have reserved their rights to contest coverage under the insurance policies on multiple grounds. In addition, our Board, management and employees have expended a substantial amount of time in connection with these matters, diverting resources and attention that would otherwise have been directed toward our operations and implementation of our business strategy.

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

In the near term, we are focused on meeting the requirements of the consent decree, which will allow more of our approved products to be reintroduced to the market and continuing the commercial launch of Makena®. We also need to continue to develop and commercialize new brand name products and generic products utilizing our proprietary drug delivery systems to grow our business in the future. To do this, we will need to identify, develop and commercialize technologically enhanced branded products and drugs that are off-patent or where we can challenge the patents and that can be produced and sold by us as generic products using our drug delivery technologies. If we are unable to identify, develop and commercialize new products, we may need to obtain licenses to additional rights to branded or generic products, assuming they would be available for licensing, which could decrease our profitability. We may not be successful in pursuing this strategy.

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

The market prices of securities of companies engaged in pharmaceutical development and marketing activities historically have been highly volatile and the market price of our common stock has significantly declined. In addition, any or all of the following may have a significant impact on the market price of our common stock, among other factors: our ability to continue as a going concern; developments with respect to Makena® such as its market launch and future revenues and federal and state governmental actions with respect to Makena®, its sales, the coverage and reimbursement of Makena®, and sales of compounded alternatives and other alternative therapies; developments with respect to our compliance with our debt obligations; developments regarding our compliance with the consent decree and returning certain or many of our products to market, including loss of market share as a result of the suspension of shipments, and related costs; developments regarding the relevant parties’ compliance with the plea agreement, the Divestiture Agreement or the Settlement Agreement; the sale by Mr. M. Hermelin or the Hermelin family trusts of their ownership interests in the Company; developments regarding our ability to raise additional capital; our recent financing arrangements; developments regarding private and government litigation and governmental inquiries; our reporting of prices used by government agencies or third parties in setting reimbursement rates; the introduction by other companies of generic or competing products; the eligibility of our products for Medicaid, Medicare or other reimbursement; announcements by us or our competitors of technological innovations or new commercial products; delays in the development or approval of products; regulatory withdrawals of our products from the market; developments or disputes concerning patent or other proprietary rights; publicity regarding actual or potential medical results relating to products marketed by us or products under development; regulatory developments in both the U.S. and foreign countries; publicity regarding actual or potential acquisitions; public concern as to the safety of our drug technologies or products; financial condition and results which are different from securities analysts’ forecasts; economic and other external factors; and period-to-period fluctuations in our financial results.

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

As described in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements, we have restated our consolidated financial statements as of December 31, 2010, March 31, 2011, and June 30, 2011 and the fiscal year and interim periods then ended. The restatement process was highly time and resource-intensive and involved substantial time and resources from management and may continue to do so.

Further, many companies that have been required to restate their historical financial statements have experienced a decline in stock price.

The value of our warrants outstanding is subject to potentially material changes based on fluctuations in the price of our common stock.

In November 2010 and March 2011, we issued Warrants granting rights to purchase an aggregate of up to 20.1 million shares of the Company’s Class A Common Stock. Each Warrant granted the right to purchase one share of the Company’s Class A Common Stock at a price of $1.62 per share and expires in November 2015. These Warrants are described more fully in Note 1 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K/A.

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

The Warrants issued by the Company contain a non-standard anti-dilution provision which requires us, upon the issuance of our common stock or common stock equivalents, to issue additional warrants to the warrant holders so that the warrant holders are not diluted in percentage of ownership from when the Warrants were originally issued. As a result, the stockholders could experience an increase in the dilution of our Company’s common stock if, in the future, the Company issues additional common stock or common stock equivalents.

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

SQUARE FOOTAGE	USAGE	LEASE EXPIRES	RENEWAL OPTIONS
Leased Facilities
35,000	KV Offices	12/31/11	3 Years
23,000	KV Office/R&D/Mfg.	12/31/11	5 Years	(1)
41,316	KV Warehouse	11/30/11	None
33,860	KV Offices	05/01/13	5 Years

133,176
Owned Facilities
124,000	KV Office/Mfg.(3)
121,731	KV Office/Whse./Lab(2)
90,336	KV Mfg.(3)
90,000	KV Lab(3)
315,000	KV Mfg./Whse./Corporate/Nesher/Ther-Rx Office(2)
260,000	Nesher/Ther-Rx(2)

1,001,067

(1)	Two five-year options that the Company does not intend to exercise.
(2)	In March 2006, we entered into a $43.0 million mortgage loan arrangement with one of our primary lenders secured, in part, by these properties. This loan bears interest at a rate of 5.91% (and a default rate of 10.905%) and matures on April 1, 2021.
(3)	Assets are classified as available for sale at March 31, 2011.

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

BALANCE SHEET DATA

	March 31,
	2011 (As Restated)	2010	2009	2008	2007
	(in millions)
Cash, cash equivalents and marketable securities	$137.6	$60.7	$75.7	$129.0	$242.6
Other current assets(a)	148.9	31.0	154.5	269.6	207.0
Property and equipment, net	67.6	78.4	93.8	102.6	102.5
Total assets	564.7	358.6	659.2	890.4	720.3
Current liabilities	263.0	172.8	227.1	308.5	78.0
Long-term debt excluding current maturity(b)	418.3	233.2	200.7	68.7	239.5
Warrant liability	108.6	0	0	0	0
Shareholders’ equity (deficit)	(377.8)	(139.2)	139.5	453.6	360.4

(a)	We classified ARS of $65.9 million, $66.0 million and $81.5 million as of March 31, 2010, 2009 and 2008, respectively, as non-current assets to reflect the current lack of liquidity in these investments. ARS of $57.2 million is classified as current assets at March 31, 2011 because our agreement with Citigroup Global Markets Inc. expires in January 2012. At March 31, 2007, these investments were classified as marketable securities (see Note 6—“Investment Securities” of the Notes to Consolidated Financial Statements included in this Report).
(b)	We were not in compliance with one or more of the requirements of the mortgage loan documentation as of March 31, 2010 and 2009. However, since we received a letter in August 2010 approving certain waivers of covenants under our mortgage loan agreement, the mortgage debt obligation that remained outstanding under the mortgage arrangement was classified as a long-term liability as of March 31, 2010 (see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Report for additional discussion). The Company is in compliance with the waivers at March 31, 2011. However, based upon current financial projections, the Company does not anticipate meeting the March 31, 2012 minimum net worth requirement. Accordingly, the loan is classified as a current liability at March 31, 2011. Also, holders of our 2033 Notes had the right to require us to repurchase all or a portion of our 2033 Notes on May 16, 2008 and, accordingly, we classified the 2033 Notes as a current liability as of March 31, 2008. Since no holders required us to repurchase all or a portion of our 2033 Notes on this date and because the next occasion holders may require us to repurchase all or a portion of our 2033 Notes is May 16, 2013, the 2033 Notes were classified as a long-term liability as of March 31, 2011, 2010 and 2009 (see Note 13—“Long-Term Debt” of the Notes to Consolidated Financial Statements included in this Report).

STATEMENT OF OPERATIONS DATA

	Years ended March 31,
	2011 (As Restated)	2010	2009	2008	2007
	(in millions, except per share data)
Net revenues(a)	$27.3	$9.1	$113.2	$207.8	$182.4
Cost of sales	1.1	1.6	15.1	24.4	23.8
Operating expenses(b)(f)(h)	125.7	314.8	388.9	258.2	183.5
Loss from continuing operations(c)(d)(e)(g)(i)	(253.9)	(285.6)	(267.8)	(45.9)	(14.5)
Income (loss) from discontinued operations(j)	(30.6)	(7.2)	(45.8)	132.3	71.1
Gain on sale of discontinued operations(k)	12.8	9.2	—	—	—
Net income (loss)(c)(d)(g)	(271.7)	(283.6)	(313.6)	86.4	58.6
Earnings (loss) from continuing operations per share:
Diluted—Class A common	$(4.95)	$(5.73)	$(5.39)	$(0.70)	$(0.18)
Diluted—Class B common	$(4.95)	$(5.73)	$(5.39)	(0.60)	(0.16)
Shares used in per share calculation:
Diluted—Class A common	51.3	49.9	49.7	59.1	59.0
Diluted—Class B common	12.2	12.1	12.1	12.3	12.5
Preferred Stock dividends	$0.1	$0.1	$0.1	$0.1	$0.1

(a)

Net revenues in the fourth quarter of fiscal year 2011 included approximately $13.7 million resulting from sales of Makena®. The FDA approved Makena® in February 2011 and the Company began shipping vials in March 2011 (see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Report).

(b)	Operating expenses in fiscal year 2010 included charges of $85.8 million related to the impairment of intangible assets and property and equipment of our continuing operations (see Note 4—“Restructuring and Impairment Charges” of the Notes to Consolidated Financial Statements included in this Report) and $70.0 million of purchased in-process research and development expense for the cash payment made upon execution of the Makena Amendment (see Note 5—“Acquisition” of the Notes to Consolidated Financial Statements included in this Report).
(c)	The loss from continuing operations and net loss in year ended March 31, 2011 included a loss on extinguishment of debt of $112.7 million in connection with extinguishing the Bridge Loan in November 2010 and March 2011 (see Part II Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Report).
(d)	The loss from continuing operations and net loss in fiscal year 2010 and 2011 included the impact of an $88.3 million and $70.5 million, respectively, valuation allowance that was charged to income tax expense during the fiscal year ended March 31, 2010 and 2011, respectively, for deferred tax assets that the Company determined would not be realized as tax deductions in the future.
(e)	Loss from continuing operations in fiscal 2011 includes an unrealized loss of $20.2 million for warrants.
(f)

Operating expenses in fiscal year 2009 included charges of $36.6 million related to impairment of intangible assets, $9.8 million of severance benefits, $0.8 million of expense for administrative costs associated with product recalls, $50.0 million of litigation expense related to actual and probable legal settlements, and $2.0 million of purchased in-process research and development expenses related to a milestone payment made in accordance with the Makena® acquisition.

(g)	The loss from continuing operations and the net loss in fiscal year 2009 included the impact of an $82.4 million valuation allowance that was charged to income tax expense during the year ended March 31, 2009 for deferred tax assets that we determined would not be realized as tax deductions in the future.
(h)

Operating expenses in fiscal year 2008 included purchased in-process research and development expenses of $10.0 million and $7.5 million recorded in connection with the Evamist® and Makena® acquisitions, respectively.

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

Restatement

The Company issued Warrants in November 2010 and March 2011 as described in Note 1—“Description of Business Restatement of Consolidated Financial Statements in the Notes to Consolidated Financial Statements (“Note 1”) in this Report.

The Company originally classified the Warrants as equity instruments from their respective issuance dates until the March 17, 2011 amendment of the Warrant provisions which added a contingency feature and an escrow requirement as described in Note 1. At that date, the Warrants were revalued and reclassified from equity into liabilities. The Company also had originally used a Black-Scholes option valuation model to determine the value of the Warrants. Upon a re-examination of the provisions of the Warrants, the Company determined that the non-standard anti-dilution provisions contained in the Warrants require that (a) the Warrants all be treated as liabilities from their issuance date and (b) their value should be calculated utilizing a valuation model which considers the mandatory conversion features of the Warrants and the possibility that the Company may issue additional common shares or common share equivalents that, in turn, could result in a change to the number of shares issuable upon exercise of the Warrants and the related exercise price. As a result, the Company has revalued the Warrants from the dates of issuance using a Monte Carlo simulation model and reclassified as a long-term liability.

As a result of the foregoing, on November 7, 2011, the Audit Committee of our Board of Directors, upon the recommendation from management, determined that the previously issued consolidated financial statements included in our Original Form 10-K and in our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2010 and June 30, 2011 should not be relied upon. The impact of the restatements did not change the Company’s reported cash and cash equivalents, operating expenses, operating losses or cash flows from operations. This Report contains the restated financial statements as of and for the year ended March 31, 2011. This Report also contains Note 26 to the Notes to Consolidated Financial Statements which was not included in the Original Form 10-K but which had instead previously been filed with the SEC on Form 8-K dated July 11, 2011.

The adjustments made as a result of the Restatement are more fully discussed in Note 1 — “Description of Business-Restatement of Consolidated Financial Statements in the Notes to Consolidated Financial Statements included in this Report.

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

See Part I, Item 1—“Business—(b) Significant Developments” in this Report for information on recent business activity related to our Company, including changes in management and directors, discontinuation of manufacturing and distribution , product recalls, the consent decree with the FDA, the plea agreement with the Department of Justice, the agreements with the Office of Inspector General of the U.S. Department of Health and Human Services, the terms of acquisition of Makena®, the FDA’s approval of Makena®, the FDA inspections of our Company, our workforce reductions and cost conservation actions, recent financing, private placement and debt issuances, and our ability to continue as a going concern.

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

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (1) the timing and number of approved products that will be reintroduced to the market and the related costs; (2) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (3) the possibility that we may need to obtain additional capital despite the proceeds from the offering of the 2015 Notes in March 2011 and the equity we were able to issue in February 2011 (see Note 1—“Description of Business—Significant Developments” of the Notes to Consolidated Financial Statements included in this Report); (4) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report; (5) our ability to comply with debt covenants; and (6) our ability to obtain future revenues from the sales of Makena® sufficient to meet our future needs and expectations. Our assessment was further affected by our fiscal year 2011 net loss of $271.7 million, our 2010 net loss of $283.6 million, and the outstanding balance of cash and cash equivalents of $137.6 million as of March 31, 2011. For periods subsequent to March 31, 2011, we expect losses to continue because we are unable to generate any significant revenues from more of our own manufactured products until we are able to begin selling more of our approved products with FDA’s approval and with respect to products manufactured for us by third parties until after we are able to generate significant sales of Makena® which was approved by the FDA in February 2011. We received notification from the FDA on September 8, 2010 of approval for our discontinued generics operations to ship into the marketplace the first product approved under the consent decree, i.e., the Potassium Chloride Extended Release Capsule. We resumed shipment of extended-release potassium chloride capsule, Micro-K® 10mEq and Micro-K® 8mEq, in September 2010, resumed shipments of the generic version of Potassium Chloride Extended Release Capsule in December 2010 and we began shipping Makena® in March 2011. We have continued to ship Evamist®, which is manufactured for the Company by a third party, during the period covered by the consent decree. We are continuing to prepare other products for FDA inspection and do not expect to resume shipping other products until the second half of fiscal year 2012, at the earliest. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to introduce Makena®, and to prepare for introducing and reintroducing other approved products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of more of our approved products in a timely manner and at a reasonable cost, or if revenues from the sale of approved products introduced or reintroduced into the market place prove to be insufficient, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to address, among other factors: (1) sales of Makena®, which was approved by the FDA in February 2011 notwithstanding recent actions by the FDA to permit continued sale of compounded alternatives and by CMS to permit compounded alternatives to be reimbursed under the Medicaid program; (2) the timing, number and revenue generation of approved products that will be introduced or reintroduced to the market and the related costs; (3) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA (other than the Potassium Chloride Extended Release Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above); (4) the possibility that we will need to obtain additional capital; (5) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 15— “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report; and (6) compliance with our debt covenants. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with introducing or reintroducing approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition and retention of the rights to Makena® (see Note 5—“Acquisition” of the Notes to Consolidated Financial Statements included in this Report), the financial obligations pursuant to the plea agreement, costs associated with our legal counsel and consultant fees, as well as the significant costs associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of certain or many of our approved products in a timely manner and at a reasonable cost and/or if we are unable to successfully commercialize Makena®, and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. See “Risk Factors” included in Item I, Part 1A of this Report regarding additional risks we face with respect to these matters.

In the near term, we are focused on performing the following: (1) addressing the FDA’s concerns regarding patient access to Makena® and CMS policy permitting Medicaid program reimbursement of compounded products; (2) the continued commercial launch of Makena®; (3) meeting the requirements of the consent decree, which will allow our approved products to be reintroduced to the market (other than the Potassium Chloride Extended Release Capsule products, including Micro-K® 10mEq and Micro-K® 8mEq, that are the subject of the FDA notification letter previously discussed); (4) the divestiture of Nesher and the Company’s generics business; and (5) pursuing various means to minimize operating costs and increase cash. Since December 31, 2010, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirements from a $32.3 million private placement of Class A Common Stock in February 2011 and the 2015 Notes in March 2011 (which were used, in part, to repay all existing obligations under the agreement with U.S. Healthcare) (see Note 13—“Long-Term Debt” of the Notes to Consolidated Financial Statements included in this Report for a description of the 2015 Notes and U.S. Healthcare loan). While the cash proceeds received to date were sufficient to meet near-term cash requirements, we are pursuing ongoing efforts to increase cash, including, the continued implementation of cost savings, the divestiture of Nesher and the Company’s generics business and other assets and the return of certain additional approved products to market in a timely manner. We cannot provide assurance that we will be able to realize additional cost reductions from reducing our operations, that some or many of our approved products can be returned to the market in a timely manner (other than the Potassium Chloride Extended Release Capsule, including Micro-K® 10mEq and Micro-K® 8mEq products that are the subject of the FDA notification letter previously discussed above), that our higher profit approved products will return to the market in the near term or at all or that we can obtain additional cash through asset sales or the sale of equity or the successful commercial launch of Makena®. If we are unsuccessful in our efforts to introduce or return our products to market at adequate levels, or to sell assets or raise additional equity, we may be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

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

The overall increase in gross profit of $18.7 million resulted primarily from $13.7 million related to the initial launch of Makena®, and an increase of $4.3 million or a 61.9% increase related to Evamist®.

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

The decrease in purchased in-process research and development costs were pursuant to amendment number one to the agreement with Hologic (see Note 5—“Acquisition” of the Notes to Consolidated Financial Statements in this Report), which required a $70.0 million cash payment upon execution of the Makena® Amendment in January 2010. Because the product was not FDA approved at the time this payment was made and the project would have no alternative use if not approved, we recorded this payment as a purchased in-process research and development expense.

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

Extinguishment of Debt

	Years Ended March 31,		Change
($ in millions):	2011 (As Restated)	2010	$	%
Loss on extinguishment of debt	$112.7	$—	$112.7	NA	%

In November 2010, the Company entered into a senior secured debt financing arrangement with U.S. Healthcare which retired an existing $20.0 million loan. At the time the $20.0 million loan was retired, the Company wrote-off a proportionate share of a discount related to fair value of warrants of $7.5 million that were allocated to this loan. We also wrote-off approximately $1.9 million of deferred financing costs related to the $20.0 million loan. The Company and U.S. Healthcare amended the financing arrangements on January 6, 2011 and again on March 2, 2011. On March 17, 2011 with the issuance of the 2015 Notes, the loan with U.S. Healthcare was repaid. As a result of the repayment of the loans with U.S. Healthcare we recorded the following in loss on extinguishment of debt:

•	A premium payment of $12.5 million;

•	Unamortized deferred financing costs of $3.9 million; and

•	$79.4 million in warrants expense.

•	$7.5 million escrow payment

Change in warrant liability

	Years Ended March 31,		Change
($ in millions):	2011 (As Restated)	2010	$	%
Change in warrant liability	$20.2	$—	$20.2	NA	%

The change in warrant liability is a result of the mark to market adjustment of the warrant liability from their respective issuance dates to March 31, 2011.

Interest Expense, net and other

	Years Ended March 31,		Change
($ in millions):	2011 (As Restated)	2010	$	%
Interest expense, net	$13.7	$2.2	$11.5	522.7%

The increase in interest expense for fiscal year 2011 resulted primarily from the increase in borrowing by the Company during fiscal 2011 and accretion of the present value of the liability to Hologic that was recorded as interest expense related to the Company’s investment in Makena®.

Income Tax Expense (Benefit)

	Years Ended March 31,		Change
($ in millions):	2011	2010	$
Income tax expense (benefit)	$7.8	$(23.9)	$31.7
Effective tax rate	(3.4)%	13.8%

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

•

With respect to the intangible assets related to Evamist®, we had approximately $125.5 million of unamortized costs and remaining useful lives of 9 to 13 years as of March 31, 2009. To test impairment of these assets, we performed a cash flow analysis, which incorporates a number of significant assumptions and estimates that are subject to change as actual results become known. The sum of the projected undiscounted cash flows, which extend over the useful life assigned to the assets, slightly exceeds the carrying amount of the intangible assets as of March 31, 2009 and we concluded that the asset is not impaired as of that date. However, events and circumstances, primarily as of the fourth quarter of fiscal year 2010, required management to revise its earlier assumptions and estimates and such revisions resulted in the fiscal year 2010 impairments described above.

Purchased In-Process Research and Development

	Years Ended March 31,		Change
($ in millions):	2010	2009	$	%
Purchased in-process research and development	$70.0	$2.0	$68.0	3,400.0%
as % of net revenues	769.2%	01.8%

In January 2008, we entered into a definitive asset purchase agreement to acquire the U.S. and worldwide rights to Makena® (hydroxyprogesterone caproate) (see Note 5—“Acquisition” of the Notes to Consolidated Financial Statements in this Report). Under the terms of the asset purchase agreement, we made a $2.0 million cash payment in May 2008 upon achievement of a milestone. Because the product was not FDA approved at the time when this payment was made, we recorded this payment as an in-process research and development charge.

Pursuant to the Amended Makena® Agreement (see Note 5—“Acquisition” of the Notes to Consolidated Financial Statements in this Report), a $70.0 million cash payment was due upon execution of the Makena® Amendment. We made that payment in the fourth quarter of fiscal year 2010. Because the product was not FDA approved at the time when this payment was made and the project would have no alternative use if not approved, we recorded this payment as an in-process research and development charge.

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

Liquidity and Capital Resources

Cash and cash equivalents and working capital (deficiency) were $137.6 million and $23.5 million, respectively, at March 31, 2011, compared to $60.7 million and ($81.1 million), respectively, at March 31, 2010. Working capital is defined as total current assets minus total current liabilities. Working capital increased primarily due to an increase in cash and cash equivalents of $76.9 million, primarily resulting from the March 2011 private placement of Class A Common Stock and 2015 Notes, the reclassification to current assets of our ARS investments and increase in restricted cash of $34.5 million, and an increase in receivables of $32.4 million primarily related to initial sales of Makena® . These were offset by an increase in accrued liabilities of $85.4 million primarily related a liability recorded for future milestone payments due to Hologic for our purchase of the rights to Makena® and $7.5 million escrow liability related to warrants which were offset by a decrease in accounts payable of $13.3 million which was related to timing of payments to our suppliers.

For the fiscal year ended March 31, 2011, net cash used in operating activities of $159.5 million resulted primarily from our net loss offset by noncash items of $152.5 million primarily related to depreciation, gain on sale of assets, loss on debt extinguishments, change in warrant liability and impairment of assets. Also contributing to the cash used in operating activities was an increase in receivables which was due to our initial sales of Makena® that occurred during the fourth quarter of fiscal year 2011 and decrease in accounts payable and accrued liabilities due to timing of payments.

For the fiscal year ended March 31, 2011, net cash flow provided by investing activities of $0.2 million included the $22.0 million related to the sale of PDI, net of fees and the amount held in escrow, $11.0 million cash proceeds pursuant to the sale of Sucralfate and $7.3 million proceeds from an investment in Strides. Additionally, the Company received approximately $3.5 million in insurance proceeds related to a fire that occurred in 2009 at PDI. This was offset by restricted cash related to a loan with our lenders of $7.5 million, one year of interest on deposit of $27.0 million related to our 2015 Notes, and a $12.5 payment to Hologic for Makena® product rights.

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

Our debt balance, including current maturities, was $503.7 million at March 31, 2011 compared to $297.1 million at March 31, 2010. The balances include a $52.4 million and $61.2 million collateralized obligation related to our ARS at March 31, 2011 and March 31, 2010, respectively.

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

On March 17, 2011, the Company completed the offering and sale of the 2015 Notes. The 2015 Notes bear interest at an annual rate of 12% per year, payable semiannually in arrears on March 15 and September 15 of each year, commencing September 15, 2011. The 2015 Notes will mature March 15, 2015. After an original issue discount of 3%, the Company received proceeds of $218.3 million which were used to fund a first-year interest reserve totaling $27.0 million (reflected as restricted cash on the balance sheet), repay all existing obligations to U.S. Healthcare totaling approximately $61.1 million and pay fees and expenses associated with the offering of the 2015 Notes of approximately $10.0 million. In connection with these payments, the Company also terminated all future loan commitments with U.S. Healthcare. The remaining proceeds, totaling approximately $120.0 million will be used for general corporate purposes, including the launch of Makena®. The 2015 Notes were offered only to accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended (See Note 13—“Long-Term Debt” for a description of the 2015 Notes of the Notes to Consolidated Financial Statements in this Report).

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

Under the Indenture governing the $225.0 million aggregate principal amount of 2015 Notes due, the Company shall make a $45.0 million payment on or prior to the first anniversary of the Makena® NDA Approval Date; provided that notwithstanding the foregoing, the Company shall have the ability to modify the amount or timing of such payment so long as the revised payment schedule (i) is not materially less favorable to holders of the 2015 Notes than the royalty schedule under the Makena ® agreement as in effect on the issue date of the 2015 Notes and (ii) does not increase the total payments to Hologic during the term of the 2015 Notes.

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

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (1) the timing and number of approved products that will be reintroduced to the market and the related costs; (2) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (3) the possibility that we may need to obtain additional capital despite the proceeds from the offering of the 2015 Notes in March 2011 and the equity we were able to issue in February 2011 (see Note 1—“Description of Business—Significant Developments” of the Notes to the Consolidated Financial Statements included in this Report); (4) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 15—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report; (5) our ability to comply with debt covenants and (6) our ability to obtain future revenues from the sales of Makena® sufficient to meet our future needs and expectations. Our assessment was further affected by our fiscal year 2011 net loss of $271.7 million, our 2010 net loss of $283.6 million, and the outstanding balance of cash and cash equivalents of $137.6 million as of March 31, 2011. For periods subsequent to March 31, 2011, we expect losses to continue because we are unable to generate any significant revenues from more of our own manufactured products until we are able to begin selling more of our approved products with FDA’S approval and with respect to products manufactured for us by third parties until after we are able to generate significant sales of Makena® which was approved by the FDA in February 2011. We received notification from the FDA on September 8, 2010 of approval for our discontinued generics operations to ship into the marketplace the first product approved under the consent decree, i.e., the Potassium Chloride Extended Release Capsule. We resumed shipment of extended-release potassium chloride capsule, Micro-K® 10mEq and Micro-K® 8mEq, in September 2010, resumed shipments of the generic version of Potassium Chloride Extended Release Capsule in December 2010 and we began shipping Makena® in March 2011. We have continued to ship Evamist®, which is manufactured for the Company by a third party, during the period covered by the consent decree. We are continuing to prepare other products for FDA inspection and do not expect to resume shipping other products until prior to the end of calendar year 2011, at the earliest. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to introduce Makena®, and to prepare for introducing and reintroducing other approved products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of more of our approved products in a timely manner and at a reasonable cost, or if revenues from the sale of approved products introduced or reintroduced into the market place prove to be insufficient, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to address, among other factors: (1) sales of Makena®, which was approved by the FDA in February 2011 notwithstanding recent actions by the FDA to permit continued sale of compounded alternatives and by CMS to permit compounded alternatives to be reimbursed under the Medicaid program; (2) the timing, number and revenue generation of approved products that will be introduced or reintroduced to the market and the related costs; (3) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA (other than the Potassium Chloride Extended Release Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above); (4) the possibility that we will need to obtain additional capital; (5) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report; and (6) compliance with our debt covenants. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with introducing or reintroducing approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition and retention of the rights to Makena® (see Note 5—“Acquisition” of the Notes to

Consolidated Financial Statements included in this Report), the financial obligations pursuant to the plea agreement, costs associated with our legal counsel and consultant fees, as well as the significant costs associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of certain or many of our approved products in a timely manner and at a reasonable cost and/or if we are unable to successfully commercialize Makena®, and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. See “Risk Factors” included in Item I, Part 1A of this Report regarding additional risks we face with respect to these matters.

In the near term, we are focused on performing the following: (1) addressing the FDA’s concerns regarding patient access to Makena® and CMS policy permitting Medicaid program reimbursement of compounded products; (2) the continued commercial launch of Makena®; (3) meeting the requirements of the consent decree, which will allow our approved products to be reintroduced to the market (other than the Potassium Chloride Extended Release Capsule products, including Micro-K® 10mEq and Micro-K® 8mEq, that are the subject of the FDA notification letter previously discussed); (4) the divestiture of Nesher and the Company’s generics business; and (5) pursuing various means to minimize operating costs and increase cash. Since December 31, 2010, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirements from a $32.3 million private placement of Class A Common Stock in February 2011 and the 2015 Notes in March 2011 (which were used, in part, to repay all existing obligations under the agreement with U.S. Healthcare) (see Note 13—“Long-Term Debt” of the Notes to Consolidated Financial Statements included in this Report for a description of the 2015 Notes and U.S. Healthcare loan). While the cash proceeds received to date were sufficient to meet near-term cash requirements, we are pursuing ongoing efforts to increase cash, including, the continued implementation of cost savings, the divestiture of Nesher and the Company’s generics business and other assets and the return of certain additional approved products to market in a timely manner. We cannot provide assurance that we will be able to realize additional cost reductions from reducing our operations, that some or many of our approved products can be returned to the market in a timely manner (other than the Potassium Chloride Extended Release Capsule, including Micro-K® 10mEq and Micro-K® 8mEq products that are the subject of the FDA notification letter previously discussed above), that our higher profit approved products will return to the market in the near term or at all or that we can obtain additional cash through asset sales or the sale of equity or the successful commercial launch of Makena®. If we are unsuccessful in our efforts to introduce or return our products to market at adequate levels, or to sell assets or raise additional equity, we may be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

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

Current and Anticipated Liquidity Position

At March 31, 2011, we had approximately $138 million in cash and cash equivalents. During the quarter ended March 31, 2011 we had total cash inflows of approximately $272 million resulting primarily from the proceeds of a $32 million private placement of our Class A common stock and the private placement of $225 million aggregate principal amount of 2015 Notes. The remainder of the cash inflows was primarily attributable to cash collections from our customers, mostly related to sales of Makena® that occurred in March 2011. Our cash expenditures during the quarter ended March 31, 2011 were approximately $166 million which included approximately $27 million for on-going operating expenses, $2 million for debt service payments, $11 million in fees and expenses associated with the private placement of Class A Common Stock and the 2015 Notes, and $5 million for costs related to our FDA consultants and other compliance related costs. Also, in February 2011 we made a $12.5 million milestone payment to Hologic, following FDA approval of Makena®. Finally, we used approximately $73.4 million during the quarter ended March 31, 2011 to repay in full our outstanding obligations to U.S. Healthcare, $27.0 million to establish a first year interest reserve on the 2015 Notes and $7.5 million to establish an escrow balance that may be payable to U.S. Healthcare if certain conditions related to the registration of the warrants that were issued to them and the trading price of our Class A common stock are not met.

We currently project that our cash balance at June 30, 2011 will be in the range of $100 million to $110 million. We currently estimate that during the quarter ending June 30, 2011, we will generate cash of $25 million to $30 million from the collection of customer receivables and the monetization of certain assets. Barring any actions we may take to reduce our operating expenses, we currently estimate that during the quarter ending June 30, 2011 our cash expenditures for operating costs will be approximately $30 million to $35 million for on-going operating expenses, approximately $3 million to $4 million for debt service payments, approximately $1 million to $2 million related to legal payments and approximately $5 million to $6 million for costs related to our FDA compliance and other compliance-related costs. Of the costs described above for on-going operating expenses, legal payments and FDA compliance and other compliance-related costs, we estimate that approximately 25% relates to our generics business and the remainder to our branded business and corporate-related costs. In addition, we expect that our cash expenditures in the quarter ending June 30, 2011 will include customer allowances of approximately $24 million to $27 million, which result primarily from compensating our customers for the 54% decrease in the list price of Makena® after the product was first shipped to them in March 2011.

We expect that our cash operating outlays, excluding milestone payments to Hologic (described above), scheduled payments to the Department of Justice, debt repayments, and customer allowances, will continue in the ranges noted above until we are able to divest the generics business. Our future cash inflows will be generated primarily from collection of customer receivables. The majority of our cash inflow from customer collections for periods beyond March 31, 2011 is expected to be derived from sales of Makena® and from on-going sales of Evamist® and sales of both the branded and generic versions of the Potassium Chloride Extended Release Capsule. We also expect to return Clindesse® and Gynazole-1® to the market during the second half of fiscal year 2012. However, we are currently unable to estimate the amount or timing of collections from sales of our products for periods beyond June 30, 2011.

At March 31, 2011, we had $503.7 million of outstanding debt, net of loan discounts, consisting of $218.3 million of 2015 Notes, $200.0 million principal amount of convertible notes, $52.4 million of collateralized borrowing related to ARS and $33.0 million remaining principal balance of a mortgage loan.

On February 14, 2011, the Company announced that it entered into a definitive agreement with a group of institutional investors to raise approximately $32.3 million of gross proceeds from a private placement of 9.95 million shares of its Class A Common Stock at $3.25 per share. The transaction closed on February 17, 2011. The Company used $20.0 million of the proceeds from the financing to repay certain outstanding amounts and other outstanding obligations under its credit agreement with U.S. Healthcare. The remaining amount will be used for the launch of Makena® and payment of expenses associated with the private placement and general corporate purposes.

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

On February 4, 2011, the Company entered into Amendment No. 2 to the Original Makena® Agreement (See Note 5—“Acquisition” of the Notes to Consolidated Financial Statements in this Report).

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

The estimation process used to determine our reserve provisions has been applied on a consistent basis and no material adjustments have been necessary to increase or decrease our reserves as a result of a significant change in underlying estimates. We use a variety of methods to assess the adequacy of our reserves to ensure our financial statements are fairly stated. These include reviews of customer inventory data, customer contract programs and product pricing trends to analyze and validate the reserves. The increase in the accounts receivable and accrued liability reserves of $28.8 million was primarily the result of increased price protection reserve associated with the price reduction of Makena®. The list price was decreased from $1,500 per injection to $690 per injection.

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

Warrant Accounting

We account for Warrants in accordance with applicable accounting guidance in ASC 815, Derivatives and Hedging, as derivative liabilities at fair value. Changes in the estimate of fair value are reflected as non-cash charges or credits to other income/expense in our statements of operations as “Change in warrant liability.” We use a Monte Carlo simulation model to estimate the fair value of the Warrants at each balance sheet date. This model requires significant highly subjective inputs such as estimated volatility of our common stock and probabilities of potential future issuances of our common stock or common stock equivalents. Management, with the assistance of an independent valuation firm, makes these subjective determinations based on all available current information; however, as such information changes, so might management’s determinations and such changes could have a material impact of future operating results.

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

On March 17, 2011, the Company completed the offering and sale of the 2015 Notes. The 2015 Notes bear interest at an annual rate of 12% per year, payable semiannually in arrears on March 15 and September 15 of each year, commencing September 15, 2011. The 2015 Notes will mature March 15, 2015. After an original issue discount of 3%, the Company received proceeds of $218.3 million which were used to fund a first-year interest reserve totaling $27.0 million (reflected as restricted cash on the balance sheet), repay all existing obligations to U.S. Healthcare totaling approximately $61.1 million and pay fees and expenses associated with the offering of the 2015 Notes of approximately $10.0 million. In connection with these payments, the Company also terminated all future loan commitments with U.S. Healthcare. The remaining proceeds, totaling approximately $120.0 million will be used for general corporate purposes, including the launch of Makena®. The 2015 Notes were offered only to accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended (See Note 13—“Long-Term Debt” for a description of the 2015 Notes of the Notes to Consolidated Financial Statements in this Report).

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

K-V Pharmaceutical Company

Bridgeton, Missouri

We have audited the accompanying consolidated balance sheets of K-V Pharmaceutical Company and Subsidiaries as of March 31, 2011 (Restated) and 2010 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit), and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the information in financial statement Schedule II listed in the accompanying index for the years ended March 31, 2011 and 2010. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K-V Pharmaceutical Company and Subsidiaries at March 31, 2011 (Restated) and 2010 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

As described in Note 1, the 2011 consolidated financial statements have been restated for a correction of an error to properly account for certain warrants in accordance with Accounting Standards Codification 815-40-15 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”.

Also, in our opinion, the 2011 and 2010 information in the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), K-V Pharmaceutical Company’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 10, 2011, except as to the effect of the restatement, which is dated December 8, 2011, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BDO USA, LLP
Chicago, Illinois

June 10, 2011, except for the 2011 and 2010 condensed consolidating financial information as presented in Note 26, which is as of July 8, 2011 and except for the effect of the restatement described in Note 1, which is as of December 8, 2011.

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

/s/ KPMG LLP
St. Louis, Missouri
March 25, 2010, except as to note 23, which is as of June 10, 2011, and except as to note 26, which is as of July 8, 2011

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share information)

	March 31,
	2011 (As Restated)	2010
ASSETS
Current Assets:
Cash and cash equivalents	$137.6	$60.7
Investment securities	57.2	—
Restricted cash	34.5	—
Receivables, net	33.4	1.0
Inventories, net	1.0	1.2
Other current assets	13.8	17.0
Current assets held for sale	9.0	11.8

Total Current Assets	286.5	91.7
Property and equipment, less accumulated depreciation	67.6	78.4
Investment securities	—	65.9
Intangible assets, net	150.9	37.5
Other assets	15.1	12.4
Non-current assets held for sale	44.6	72.7

Total Assets	$564.7	$358.6

LIABILITIES
Current Liabilities:
Accounts payable	$25.7	$39.0
Accrued liabilities	149.4	64.0
Current maturities of long-term debt	85.4	63.9
Current liabilities associated with assets held for sale	2.5	5.9

Total Current Liabilities	263.0	172.8
Long-term debt, less current maturities	418.3	233.2
Warrant liability	108.6	—
Other long-term liabilities	95.2	47.7
Deferred tax liability	57.4	44.1

Total Liabilities	942.5	497.8
Commitments and Contingencies
SHAREHOLDERS’ DEFICIT
7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding— 40,000 shares at both March 31, 2011 and 2010 (convertible into Class A shares on a 8.4375-to-one basis)	—	—
Class A and Class B Common Stock, $.01 par value; 150,000,000 and 75,000,000 shares authorized, respectively;	0.5	0.4
Class A—issued 52,013,609; outstanding 48,604,559 at March 31, 2011 and issued 41,157,609; outstanding 37,736,660 at March 31, 2010, respectively
Class B—issued 11,300,857; outstanding 11,206,285 at March 31, 2011 and issued 12,206,857; outstanding 12,112,285 at March 31, 2010 (convertible into Class A shares on a one-for-one basis)	0.1	0.1
Additional paid-in capital	203.0	170.0
Accumulated deficit	(525.7)	(253.9)
Accumulated other comprehensive income	1.7	1.6
Less: Treasury stock, 3,409,050 shares of Class A and 94,572 shares of Class B Common Stock at March 31, 2011, and 3,404,366 shares of Class A and 94,572 shares of Class B Common Stock at March 31, 2010, at cost	(57.4)	(57.4)

Total Shareholders’ Deficit	(377.8)	(139.2)

Total Liabilities and Shareholders’ Deficit	$564.7	$358.6

See Accompanying Notes to Consolidated Financial Statements.

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Years ended March 31,
	2011 (As Restated)	2010	2009
Net revenues	$27.3	$9.1	$113.2
Cost of sales	1.1	1.6	15.1

Gross profit	26.2	7.5	98.1

Operating expenses:
Research and development	22.1	29.1	69.8
Selling and administrative	96.0	111.7	220.7
Restructuring and impairment charges	0.1	89.0	46.4
Purchased in-process research and development	—	70.0	2.0
Litigation and governmental inquiries, net	7.4	15.0	50.0
Gains on sale of assets	0.1	—	—

Total operating expenses	125.7	314.8	388.9

Operating loss	(99.5)	(307.3)	(290.8)

Other expense (income):
Loss on extinguishment of debt	112.7	—	—
Change in warrant liability	20.2	—	—
Interest expense	15.7	8.0	9.3
Interest and other (income) expense	(2.0)	(5.8)	6.3

Total other expense, net	146.6	2.2	15.6

Loss from continuing operations before income taxes	(246.1)	(309.5)	(306.4)
Income tax provision (benefit)	7.8	(23.9)	(38.6)

Loss from continuing operations	(253.9)	(285.6)	(267.8)
Net loss from discontinued operations (net taxes of $(7.4), $(4.1) and $(7.0))	(30.6)	(7.2)	(45.8)
Gain on sale of discontinued operations (net taxes of $7.4, $5.3 and $-)	12.8	9.2	—

Net loss	$(271.7)	$(283.6)	$(313.6)

	Years ended March 31,
	2011	2010	2009
Earnings (loss) per share from continuing operations:
Basic and diluted—Class A and B common	$(4.95)	$(5.73)	$(5.39)
Earnings (loss) per share from discontinued operations:
Basic and diluted—Class A and B common	$(0.60)	$(0.14)	$(0.92)
Earnings per share from gain on sale of discontinued operations:
Basic and diluted—Class A and B common	$0.25	$0.18	$—
Earnings (loss) per share:
Basic and diluted—Class A and B common	$(5.30)	$(5.69)	$(6.31)
Shares used in per share calculation:
Basic—Class A common	39.1	37.8	37.6
Basic and diluted—Class B common	12.2	12.1	12.1
Diluted—Class A common	51.3	49.9	49.7

See Accompanying Notes to Consolidated Financial Statements.

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

	Years Ended March 31,
	2011 (As Restated)	2010	2009
Net loss	$(271.7)	$(283.6)	$(313.6)
Unrealized gain (loss) on available for sale securities:
Unrealized holding gain (loss) during the period	(0.1)	0.8	(5.9)
Reclassification of losses included in net loss	—	—	10.4
Tax impact related to unrealized holding gain (loss) and reclassification of losses	—	(0.3)	(1.6)
Foreign currency translation adjustment	0.2	0.3	(0.6)

Total other comprehensive income	0.1	0.8	2.3

Total comprehensive loss	$(271.6)	$(282.8)	$(311.3)

See Accompanying Notes to Consolidated Financial Statements.

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In millions)

	Years Ended March 31, 2011 (As Restated), 2010 and 2009
	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity (Deficit)
Balance at March 31, 2008	$—	$0.4	$0.1	$159.4	$351.3	$(1.5)	$(56.2)	$453.5
Net loss	—	—	—	—	(313.6)	—	—	(313.6)
Dividends paid on preferred stock	—	—	—	—	(0.1)	—	—	(0.1)
Conversion of less than 0.1 Class B Shares to Class A shares	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	3.5	—	—	—	3.5
Purchase of common stock for treasury	—	—	—	—	—	—	(0.9)	(0.9)
Stock options exercised- 0.3 shares of Class A and 0.1 shares of Class B	—	—	—	2.5	—	—	—	2.5
Cumulative effect of change in accounting principle	—	—	—	—	(7.8)	—	—	(7.8)
Other comprehensive income	—	—	—	—	—	2.3	—	2.3

Balance at March 31, 2009	—	0.4	0.1	165.4	29.8	0.8	(57.1)	139.4
Net loss	—	—	—	—	(283.6)	—	—	(283.6)
Dividends paid on preferred stock	—	—	—	—	(0.1)	—	—	(0.1)
Conversion of less than 0.1 Class B Shares to Class A shares	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	3.8	—	—	—	3.8
Purchase of common stock for treasury	—	—	—	—	—	—	(0.3)	(0.3)
Stock options exercised- 0.1 shares of Class A and less than 0.1 shares of Class B	—	—	—	0.8	—	—	—	0.8
Other comprehensive income	—	—	—	—	—	0.8	—	0.8

Balance at March 31, 2010	—	0.4	0.1	170.0	(253.9)	1.6	(57.4)	(139.2)
Net loss (As Restated)	—	—	—	—	(271.7)	—	—	(271.7)
Dividends paid on preferred stock	—	—	—	—	(0.1)	—	—	(0.1)
Conversion of 0.1 Class B Shares to Class A shares	—	0.1	—	0.1	—	—	—	0.2
Stock-based compensation	—	—	—	3.0	—	—	—	3.0
Purchase of common stock for treasury	—	—	—	—	—	—	—	—
Stock options exercised- less than 0.1 shares of Class A and less than 0.1 shares of Class B	—	—	—	0.2	—	—	—	0.2
Private equity offering	—	—	—	29.7	—	—	—	29.7
Other comprehensive income	—	—	—	—	—	0.1	—	0.1

Balance at March 31, 2011 (As Restated)	$—	$0.5	$0.1	$203.0	$(525.7)	$1.7	$(57.4)	$(377.8)

See Accompanying Notes to Consolidated Financial Statements.

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended March 31,
	2011 (As Restated)	2010	2009
Operating Activities:
Net loss	$(271.7)	$(283.6)	$(313.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Purchased in-process research and development	—	70.0	2.0
Depreciation and amortization	20.0	33.5	35.9
Loss on property and equipment	—	1.8	3.0
Gain from sale of assets, net	(20.2)	(14.5)	—
Change in warrant liability	20.2	—	—
Loss on extinguishment of debt	112.7	—	—
Impairment of assets	11.6	128.5	36.6
Loss on investment securities	—	—	9.4
Involuntary conversion gain in discontinued operations	(3.5)	(5.6)	—
Deferred income tax provision	8.4	41.9	24.3
Deferred compensation	—	—	(8.6)
Stock-based compensation	3.0	3.8	3.5
Other	0.3	—	—
Changes in operating assets and liabilities:		—	—
Receivables, net	(33.9)	19.2	109.5
Inventories, net	(2.0)	16.8	68.4
Income taxes	3.3	40.6	(77.5)
Accounts payable and accrued liabilities	(12.1)	(64.2)	83.7
Other assets and liabilities, net	4.4	11.7	21.2

Net cash used in operating activities	(159.5)	(0.1)	(2.2)

Investing Activities:
Purchase of property and equipment	(0.3)	(10.2)	(23.6)
Proceeds from sale of property and equipment	0.7	—	—
Insurance proceeds	3.5	5.6	—
Proceeds from sale of business/assets held for sale, net of fees	42.0	—	—
Purchase of marketable securities	—	—	(0.6)
Sale of marketable securities	1.3	1.1	52.1
Purchased in-process research and development	—	(70.0)	(2.0)
Intangible asset acquisition	(12.5)	—	—
Increase in restricted cash	(34.5)	—	—
Cash paid for acquired assets	—	—	(3.0)

Net cash provided by (used in) investing activities	0.2	(73.5)	22.9

Financing Activities:
Principal payment on long-term debt	(83.7)	(2.7)	(2.6)
Proceeds from issuance of debt and warrants	299.1	—	—
Proceeds from collateralized obligation	—	61.8	—
Redemption of collateralized obligation	(8.8)	(0.5)	—
Proceeds from private equity offering	29.7	—	—
Repayment of borrowing on line of credit	—	—	(30.0)
Dividends paid on preferred stock	(0.1)	(0.1)	(0.1)
Purchase of common stock for treasury	—	(0.3)	(0.9)
Cash deposits received for stock options	—	—	0.7

Net cash provided by (used in) financing activities	236.2	58.2	(32.9)

Effect of foreign exchange rate changes on cash	—	0.4	(0.6)

Increase (decrease) in cash and cash equivalents	76.9	(15.0)	(12.8)
Cash and cash equivalents:
Beginning of year	60.7	75.7	88.5

End of period	$137.6	$60.7	$75.7

Supplemental cash flow disclosures:
Cash paid for interest	$22.2	$7.3	$9.1
Cash paid for income taxes	$0.1	$0.3	$8.3
Non-cash investing and financing activities:
Stock options exercised (at expiration of two-year forfeiture period)	$0.2	$0.8	$2.5
Makena® product rights	$107.5	$—	$—

See Accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

1.	Description of Business

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

During fiscal year 2009, the Company announced six separate voluntary recalls of certain tablet form generic products as a precaution due to the potential existence of oversized tablets. In December 2008, the Food and Drug Administration (the “FDA”) began an inspection of the Company’s facilities. The Company suspended shipments of all approved tablet-form products in December 2008 and of all other drug products in January 2009. Also, in January 2009, the Company initiated a nationwide voluntary recall affecting most of its products. On March 2, 2009, the Company entered into a consent decree with the FDA regarding its drug manufacturing and distribution. The consent decree was entered by the U.S. District Court, Eastern District of Missouri, and Eastern Division on March 6, 2009. As part of the consent decree, the Company agreed not to directly or indirectly do or cause the manufacture, processing, packing, labeling, holding, introduction or delivery for introduction into interstate commerce at or from any of its facilities of any drug, until the Company has satisfied certain requirements designed to demonstrate compliance with the FDA’s current good manufacturing practice (“cGMP”) regulations. The consent decree provides for a series of measures that, when satisfied, will permit the Company to resume the manufacture and distribution of approved drug products. The Company has also agreed not to distribute its products that are not FDA approved, including its prenatal vitamins and hematinic products, unless it obtains FDA approval for such products through the FDA’s New Drug Application (“NDA”) or Abbreviated New Drug Application (“ANDA”) processes. These actions and the requirements under the consent decree have had, and are expected to continue to have, a material adverse effect on the Company’s liquidity position and its results of operations. We resumed shipment of extended-release potassium chloride capsule, Micro-K® 10mEq and Micro-K® 8mEq, in September 2010, resumed shipments of the generic version Potassium Chloride Extended Release Capsule in December 2010 and we began shipping Makena®, a drug manufactured by a third party, in March 2011. We are continuing to prepare other products for FDA inspection although we do not expect to resume shipping other products until later in fiscal year 2012, at the earliest.

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

On November 10, 2010, Marc S. Hermelin voluntarily resigned as a member of the Board. We had been advised that Office of Inspector General of the U.S. Department of Health and Human Services (“HHS OIG”) notified Mr. M. Hermelin that he would be excluded from participating in federal healthcare programs effective November 18, 2010. In an effort to avoid adverse consequences to our Company, including a potential discretionary exclusion of our Company from participation in federal healthcare programs, and to enable our Company to secure our expanded financial agreement, as more fully described in Note 13—“Long-Term Debt”, with the Company, HHS OIG, Mr. M. Hermelin and his wife (solely with respect to her obligations thereunder, including as joint owner with Mr. M. Hermelin of certain shares of Company stock) entered into the Settlement Agreement under which Mr. M. Hermelin also resigned as trustee of all family trusts that hold KV stock, agreed to divest his personal ownership interests in our Company’s Class A Common and Class B Common Stock (approximately 1.8 million shares, including shares held jointly with his wife) over an agreed upon period of time in accordance with a divestiture plan and schedule approved by HHS OIG, and agreed to refrain from voting stock under his personal control. In order to implement such agreement, Mr. M. Hermelin and his wife granted to an independent third party immediate irrevocable proxies and powers of attorney to divest their personal stock interests in the Company if Mr. M. Hermelin does not timely do so. The Settlement Agreement also required Mr. M. Hermelin to agree, for the duration of his exclusion, not to seek to influence or be involved with, in any manner, the governance, management, or operations of our Company.

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

Lachman certified the manufacture of the product on July 27, 2010, and the FDA subsequently conducted its own inspection during the week of August 16, 2010 of our facilities, systems and processes as outlined in the consent decree and found no adverse findings. The Company received notification from the FDA on September 8, 2010 of approval for our discontinued generics operations to ship into the marketplace the first product approved under the consent decree, i.e., the Potassium Chloride Extended Release Capsule. We resumed shipment of extended-release potassium chloride capsule, Micro-K® 10mEq and Micro-K® 8mEq, in September 2010. We resumed shipments of the generic version Potassium Chloride Extended Release Capsule in December 2010 and we began shipping Makena®, a drug manufactured for us by a third party, in March 2011.

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

Hologic Agreement

On January 16, 2008, the Company entered into the Original Makena® Agreement with Cytyc Prenatal Products Corp. and Hologic, Inc. (Cytyc Prenatal Products Corp. and Hologic, Inc. are referred to collectively as “Hologic”) to acquire the U.S. and worldwide royalty free, exclusive rights to Makena®(hydroxyprogesterone caproate) and certain related assets upon approval of the pending New Drug Application for Makena®. On January 8, 2010, the Company and Hologic entered into Amendment No. 1 to the Original Makena® Agreement, which, among other things, included a $70.0 cash payment for the exclusive rights to Makena®, which was recorded as purchased in-process research and development expense on the statement of operations for the fiscal year ended March 31, 2010. On February 4, 2011, the Company entered into Amendment No. 2 to the Original Makena® Agreement. The amendments set forth in Amendment No. 2 reduced the payment to be made on the fifth business day following the day on which Hologic gave the Company notice that the FDA has approved Makena®(the “Transfer Date”) to $12.5 and revised the schedule for making the remaining payments of $107.5. Under these revised payment provisions, after the $12.5 payment on the Transfer Date and a subsequent $12.5 payment 12 months after the date the FDA approved Makena®(the “Approval Date”), the Company has the right to elect between the two alternate payment schedules for the remaining payments, with royalties of 5% of the net sales of Makena® payable for certain periods and under different circumstances, depending on when the Company elects to make the remaining payments. The Company may make any of the payments on or before their due dates, and the date on which the Company makes the final payment contemplated by the selected payment schedule will be the final payment date, after which royalties, if any, will cease to accrue.

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

Under the Indenture governing the $225.0 aggregate principal amount of 12% Senior Secured Notes due 2015, described further below, the Company shall make a $45.0 payment on or prior to the first anniversary of the Makena® NDA Approval Date; provided that notwithstanding the foregoing, the Company shall have the ability to modify the amount or timing of such payment so long as the revised payment schedule (i) is not materially less favorable to security holders of the 2015 Notes than the royalty schedule under the Makena ® agreement as in effect on the issue date of the 2015 Notes and (ii) does not increase the total payments to Hologic during the term of the 2015 Notes.

Makena®

On February 3, 2011, the Company was informed by Hologic that the FDA granted approval for Makena®. The Company shipped approximately 6,200 vials to its customers, specialty pharmacies and specialty distributors in March 2011. On February 14, 2011, the Company announced the initial list price at $7,500 per vial, or $1,500 per injection and on April 1, 2011 the list price was reduced to $3,450 per vial, or $690 per injection, including for all March 2011 shipments. Additionally, the Company announced on April 1, 2011 that it would expand its patient financial assistance program so that the majority of women who are clinically eligible for Makena® would have a co-pay of no more than twenty dollars per injection.

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

Under the terms of the Bridge Loan agreement, the Company paid interest at an annual rate of 16.5% (5% of which was payable in kind) with a maturity date in March 2013. The Company furnished as collateral substantially all assets of the Company to secure the loan. The Bridge Loan was guaranteed by certain of the Company’s domestic subsidiaries and the guarantors furnished as collateral substantially all of their assets to secure the guarantee obligations. In addition, the Company issued stock warrants to U.S. Healthcare granting them rights to purchase up to 12.6 million shares of the Company’s Class A Common Stock (the “Initial Warrants”). The Initial Warrants have an exercise price of $1.62 per share, subject to possible standard anti-dilutive adjustment. These Initial Warrants were valued at $22.4 using a Monte Carlo simulation model utilizing the following assumptions: risk free rate of 1.5%; expected volatility of 99.0%; expected dividend of $0; expected life of five years and a probability of the Company issuing additional common stock (“Fundamental Transaction”) of 10% after the stock price reaches $10.00 per share.

In recording the Bridge Loan transaction, the Company allocated the proportionate share of the fair value of the Initial Warrants, to the September loan. As a result of the proceeds from the Bridge Loan extinguishing the September loan, the fair value of the Initial Warrants of $7.5 allocated to the September loan was expensed as required by accounting for debt extinguishments in the quarter ended December 31, 2010. The Company then allocated, at its fair value, the proportionate share of the fair value of the Initial Warrants of $14.9 as a discount to the Bridge Loan. The discount was being amortized using the effective interest method to interest expense based upon the maturity date of the Bridge Loan. In March 2011, the Company retired the Bridge Loan and expensed the remaining discount in loss on extinguishment of debt.

The $120.0 Multi-Draw Term Loan consisted of three tranches that would have been available to the Company following the achievement of certain conditions. The first tranche of $80.0 would have been available upon the approval of Makena® and would have been used to repay the Bridge Loan of $60.0, make a milestone payment to Hologic, and provide funds for general corporate and working capital purposes. The second tranche of $20.0 would have been available to the Company upon achieving at least one of certain performance thresholds including either, (1) certain metrics associated with Evamist®, or (2) receiving FDA approval for the manufacture and distribution of Clindesse® and Gynazole-1®. The proceeds of the second tranche would have been used for general corporate and working capital purposes. The third tranche of $20.0 would have been available to the Company upon evidencing its ability, to the satisfaction of U.S. Healthcare, to meet certain liquidity thresholds necessary to satisfy future obligations, including a future milestone payment to Hologic that is due to be paid one year following FDA approval of Makena®. The proceeds from the third tranche would have been used for general corporate and working capital purposes.

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

The Multi-Draw Term Loan, as amended, provided for a total commitment of $118.0. If entered into, the Multi-Draw Term Loan, as amended, would have refinanced the Bridge Loan in full and would have provided $70.0 of additional financing consisting of (1) a $30.0 tranche B-2 term loan and (2) a $40.0 tranche B-3 term loan. The withdrawal schedule under the Multi-Draw Term Loan was revised to allow for release of funds from controlled accounts on the closing date sufficient to repay the Bridge Loan and future draws against the Multi-Draw Term Loan, subject to achievement of certain Makena® related milestones, of $15.0 in March 2011, $15.0 in May 2011 and $10.0 in each of July, August, September and October 2011. The commitment letter for the Multi-Draw Term Loan would have expired on March 31, 2011.

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

In accounting for the Warrants as required under ASC Topic 815, the Warrants were recorded as an aggregate liability of $88.4 on their issuance dates. The Company then recorded, at fair value, an unrealized loss of $20.2 for the period ended March 31, 2011 related to the Warrants resulting in a net liability of $108.6 as of March 31, 2011. Fair value of the Warrants were recorded at March 31, 2011 utilizing a Monte Carlo simulation model with the following assumptions: risk free rate of 2.1%; expected volatility of 99.0%; expected dividend yield of $0; an approximate expected life of 4.6 years; and a probability of the Company issuing additional common stock (“Fundamental Transaction”) of 10% after the stock price reaches $10.00 per share.

In addition to the $1.9 and the $7.5 debt extinguishment charges described above, the March 2011 debt extinguishment resulted in the write-off of related unamortized deferred financing costs of $3.9, the $7.5 escrow payment, the $12.5 premium payment, $13.4 deferred financing costs from the initial warrants and the expense associated with the 7.5 million warrants of $66.0, for an aggregate loss on debt extinguishment of $112.7.

Private Placement of Class A Common Stock

On February 14, 2011, the Company announced that it entered into a definitive agreement with a group of institutional investors to raise approximately $32.3 of gross proceeds from a private placement of 9.95 shares of its Class A Common Stock at $3.25 per share. The transaction closed on February 17, 2011. The Company used $20.0 of the proceeds from the financing to repay certain outstanding amounts and other outstanding obligations under its credit agreement with U.S. Healthcare. The remaining amount is being used for the launch of Makena®, payment of expenses associated with the private placement and general corporate purposes.

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

After an original issue discount of 3%, the Company received proceeds of $218.3 which were used to fund a first-year interest reserve totaling $27.0 (reflected as restricted cash on the balance sheet), repay all existing obligations to U.S. Healthcare totaling approximately $61.1 and pay fees and expenses associated with the offering of the 2015 Notes of approximately $10.0. In connection with these payments, the Company also terminated all future loan commitments with U.S. Healthcare. The remaining proceeds, totaling approximately $120.0 will be used for general corporate purposes, including the launch of Makena®.

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

Restatement of Consolidated Financial Statements

The Company originally classified the Warrants as equity instruments from their respective issuance dates until the March 17, 2011 amendment of the Warrant provisions which added a contingency feature and an escrow requirement as described in Note 1. At that date, the Warrants were revalued and reclassified from equity into liabilities. The Company also had originally used a Black-Scholes option valuation model to determine the value of the Warrants. Upon a re-examination of the provisions of the Warrants, the Company determined that the non-standard anti-dilution provisions contained in the Initial Warrants and the as amended Warrants required that (a) the Warrants all be treated as liabilities from their issuance date and (b) be valued utilizing a valuation model which considers the mandatory conversion features of the Warrants and the possibility that the Company issues additional common shares or common share equivalents that, in turn, could result in a change to the number of shares issuable upon exercise of the Warrants and the related exercise price. Accordingly, the Company has restated its consolidated financial statements for the fiscal year ended March 31, 2011, and for the quarters ended December 31, 2010 and June 30, 2011. The Company also reclassified the Warrants as a long term liability.

The impact of the restatement as of March 31, 2011 and for the fiscal year then ended is described in the table below and did not change the Company’s reported cash and cash equivalents, operating expenses, operating losses or cash flows from operations.

	March 31, 2011
	As Previously Reported	As Restated
Warrant liability	$112.3	$0
Accrued liabilities	141.9	149.4
Total current liabilities	367.8	263.0
Warrant liability	0	108.6
Total liabilities	938.7	942.5
Additional paid-in capital	109.1	203.0
Accumulated deficit	(428.0)	(525.7)
Total shareholders’ deficit	(374.0)	(377.8)

	Year Ended March 31, 2011
	As Previously Reported	As Restated
Statement of Operations data:
Loss on extinguishment of debt	$106.2	$112.7
Change in warrant liability	(70.7)	20.2
Interest expense	15.4	15.7
Total other expense, net	48.9	146.6
Loss from continuing operations before income taxes	(148.4)	(246.1)
Loss from continuing operations	(156.2)	(253.9)
Net loss	(174.0)	(271.7)
Basic and diluted loss from continuing operations per share	(3.05)	(4.95)
Basic and diluted net loss per share	(3.40)	(5.30)
Total comprehensive loss	(173.9)	(271.6)
Statement of Shareholders’ Equity (Deficit) data:
Net loss	$(174.0)	$(271.7)
Issuance of warrants	81.6	0
Reclassification of warrants as liabilities	(175.5)	0
Statement of Cash Flows data:
Net loss	$(174.0)	$(271.7)
Change in warrant liability	(70.7)	20.2
Loss on extinguishment of debt	106.2	112.7
Other	0	0.3

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

Discontinued Operations

During the fourth quarter of the fiscal year 2009, the Board of Directors authorized management to sell PDI. During the fourth quarter of fiscal year 2011 the Company committed to a plan to divest its generics business. We sold PDI on June 2, 2010. The Company identified the assets and liabilities of PDI and its generics business as held for sale in the Company’s consolidated balance sheet at March 31, 2011 and 2010 and has segregated PDI’s and the generics business’s operating results separately for all periods presented. See Note 23—“Divestitures” for information regarding the sale of PDI and generics business.

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

The most significant estimates made by management include revenue recognition and reductions to gross revenues, inventory valuation, intangible and other long-lived assets valuation, warrant valuation, stock-based compensation, income taxes, and loss contingencies related to legal proceedings. Management periodically evaluates estimates used in the preparation of the consolidated financial statements and makes changes on a prospective basis when adjustments are necessary.

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

On December 13, 2010, the Company and Strides entered into a Settlement Agreement and Release to settle all disputes and claims against each other related to a previously existing License and Supply Agreement between the two companies. Under the terms of the agreement, Strides paid the Company $7.3 and the Company agreed to redeem the preferred shares of Strides that it owns. Accordingly, the carrying value of Strides was reduced to $7.3 as of March 31, 2010. The Company received $7.3 during the fiscal year ended March 31, 2011. See Note 15—“Commitments and Contingencies.”

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

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period, except that it does not include unvested common shares subject to repurchase. Diluted earnings (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants, unvested common shares subject to repurchase, convertible preferred stock and the convertible notes. The dilutive effects of outstanding stock options and warrants and unvested common shares subject to repurchase are reflected in diluted earnings (loss) per share by application of the treasury stock method. Shares related to convertible preferred stock and convertible notes are reflected on an if-converted basis. The computation of diluted earnings (loss) per share for Class A Common Stock assumes the conversion of the Class B Common Stock, while the diluted earnings (loss) per share for Class B Common Stock does not assume the conversion of those shares.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, investments, trade accounts payable, the convertible debt, embedded derivatives related to the issuance of the convertible debt and warrants, and a mortgage loan arrangement. The carrying amounts of cash and cash equivalents, receivables and trade accounts payable are representative of their respective fair values due to their relatively short maturities.

Based on a valuation analysis, the Company’s investments in ARS of $61.5 and $71.6 had a fair value of $57.2 and $65.9 at March 31, 2011 and 2010, respectively (see Note 7—“Fair Value Measures”).

The fair and carrying value of the Company’s Warrant liability was $108.6 (see Note 7—“Fair Value Measures”).

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

Derivative Financial Instruments

The Company’s derivative financial instruments include embedded derivatives related to the convertible debt and warrants. These embedded derivatives include certain conversion features and a contingent interest feature. Although the conversion features represent embedded derivative financial instruments, based on the de minimis value of these features at the time of issuance and at March 31, 2011, no value has been assigned to these embedded derivatives. The contingent interest feature provides unique tax treatment under the Internal Revenue Service’s contingent debt regulations. In essence, interest accrues, for tax purposes, on the basis of the instrument’s comparable yield (the yield at which the issuer would issue a fixed rate instrument with similar terms). Other Company derivatives include the Warrants described in Note 24—Warrant Liability.

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

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (1) the timing and number of approved products that will be reintroduced to the market and the related costs; (2) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (3) the possibility that we may need to obtain additional capital despite the proceeds from the offering of the 2015 Notes in March 2011 and the equity we were able to issue in February 2011 (see Note 1—“Description of Business—Significant Developments” ); (4) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 15—“Commitments and Contingencies”; (5) our ability to comply with debt covenants; and (6) our ability to obtain future revenues from the sales of Makena® sufficient to meet our future needs and expectations. Our assessment was further affected by our fiscal year 2011 net loss of $271.7, our 2010 net loss of $283.6, and the outstanding balance of cash and cash equivalents of $137.6 million as of March 31, 2011. For periods subsequent to March 31, 2011, we expect losses to continue because we are unable to generate any significant revenues from more of our own manufactured products until we are able to begin selling more of our approved products with FDA’s approval and with respect to products manufactured for us by third parties until after we are able to generate significant sales of Makena® which was approved by the FDA in February 2011. We received notification from the FDA on September 8, 2010 of approval for our discontinued generics operations to ship into the marketplace the first product approved under the consent decree, i.e., the Potassium Chloride Extended Release Capsule. We resumed shipment of extended-release potassium chloride capsule, Micro-K® 10mEq and Micro-K® 8mEq, in September 2010, resumed shipments of the generic version of Potassium Chloride Extended Release Capsule in December 2010 and we began shipping Makena® in March 2011. We have continued to ship Evamist®, which is manufactured for the Company by a third party, during the period covered by the consent decree. We are continuing to prepare other products for FDA inspection and do not expect to resume shipping other products until the second half of fiscal year 2012, at the earliest. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to introduce Makena®, and to prepare for introducing and reintroducing other approved products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of more of our approved products in a timely manner and at a reasonable cost, or if revenues from the sale of approved products introduced or reintroduced into the market place prove to be insufficient, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to address, among other factors: (1) sales of Makena®, which was approved by the FDA in February 2011 notwithstanding recent actions by the FDA to permit continued sale of compounded alternatives and by CMS to permit compounded alternatives to be reimbursed under the Medicaid program; (2) the timing, number and revenue generation of approved products that will be introduced or reintroduced to the market and the related costs; (3) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA (other than the Potassium Chloride Extended Release Capsule, including Micro-K® 10mEq and Micro-K® 8mEq, products that are the subject of the FDA notification letter discussed above); (4) the possibility that we will need to obtain additional capital; (5) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 15—“Commitments and Contingencies” ; and (6) compliance with our debt covenants. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with introducing or reintroducing approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition and retention of the rights to Makena® (see Note 5—“Acquisition” ), the financial obligations pursuant to the plea agreement, costs associated with our legal counsel and consultant fees, as well as the significant costs associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of certain or many of our approved products in a timely manner and at a reasonable cost and/or if we are unable to successfully commercialize Makena®, and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 15—“Commitments and Contingencies” , our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, we are focused on performing the following: (1) addressing the FDA’s concerns regarding patient access to Makena® and CMS policy permitting Medicaid program reimbursement of compounded products; (2) the continued commercial launch of Makena®; (3) meeting the requirements of the consent decree, which will allow our approved products to be reintroduced to the market (other than the Potassium Chloride Extended Release Capsule products, including Micro-K® 10mEq and Micro-K® 8mEq, that are the subject of the FDA notification letter previously discussed); (4) the divestiture of Nesher and the Company’s generics business; and (5) pursuing various means to minimize operating costs and increase cash. Since December 31, 2010, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirements from a $32.3 million private placement of Class A Common Stock in February 2011 and the 2015 Notes in March 2011 (which were used, in part, to repay all existing obligations under the agreement with U.S. Healthcare) (see Note 13—“Long-Term Debt” for a description of the 2015 Notes and U.S. Healthcare loan). While the cash proceeds received to date were sufficient to meet near-term cash requirements, we are pursuing ongoing efforts to increase cash, including, the continued implementation of cost savings, the divestiture of Nesher and the Company’s generics business and other assets and the return of certain additional approved products to market in a timely manner. We cannot provide assurance that we will be able to realize additional cost reductions from reducing our operations, that some or many of our approved products can be returned to the market in a timely manner (other than the Potassium Chloride Extended Release Capsule, including Micro-K® 10mEq and Micro-K® 8mEq products that are the subject of the FDA notification letter previously discussed above), that our higher profit approved products will return to the market in the near term or at all or that we can obtain additional cash through asset sales or the sale of equity or the successful commercial launch of Makena®. If we are unsuccessful in our efforts to introduce or return our products to market at adequate levels, or to sell assets or raise additional equity, we may be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

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

On January 16, 2008, the Company entered into the Original Makena® Agreement with Cytyc Prenatal Products Corp. and Hologic, Inc. (Cytyc Prenatal Products Corp. and Hologic, Inc. are referred to collectively as “Hologic”) to acquire the U.S. and worldwide royalty free, exclusive rights to Makena®(hydroxyprogesterone caproate) and certain related assets upon approval of the pending New Drug Application for Makena®. On January 8, 2010, the Company and Hologic entered into Amendment No. 1 to the Original Makena® Agreement, which, among other things, included a $70.0 cash payment for the exclusive rights to Makena®, which was recorded as purchased in-process research and development expense on the statement of operations for the fiscal year ended March 31, 2010. On February 4, 2011, the Company entered into Amendment No. 2 to the Original Makena® Agreement. The amendments set forth in Amendment No. 2 reduced the payment to be made on the fifth business day following the day on which Hologic gave the Company notice that the FDA has approved Makena®(the “Transfer Date”) to $12.5 and revised the schedule for making the remaining payments of $107.5. Under these revised payment provisions, after the $12.5 payment on the Transfer Date and a subsequent $12.5 payment 12 months after the date the FDA approved Makena®(the “Approval Date”), the Company has the right to elect between the two alternate payment schedules for the remaining payments, with royalties of 5% of the net sales of Makena® payable for certain periods and under different circumstances, depending on when the Company elects to make the remaining payments. The Company may make any of the payments on or before their due dates, and the date on which the Company makes the final payment contemplated by the selected payment schedule will be the final payment date, after which royalties, if any, will cease to accrue.

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

Under the Indenture governing the $225.0 aggregate principal amount of 2015 Notes, the Company shall make a $45.0 payment on or prior to the first anniversary of the Makena® NDA Approval Date; provided that notwithstanding the foregoing, the Company shall have the ability to modify the amount or timing of such payment so long as the revised payment schedule (i) is not materially less favorable to security holders of the 2015 Notes than the royalty schedule under the Makena ® agreement as in effect on the issue date of the 2015 Notes and (ii) does not increase the total payments to Hologic during the term of the 2015 Notes.

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

The following tables present the Company’s fair value hierarchy as of March 31, 2011 and 2010 for those financial assets measured at fair value on a recurring basis:

	Fair Value Measurements at March 31, 2011 (As Restated)
	Total	Level 1	Level 2	Level 3
Current ARS	$57.2	$—	$—	$57.2
Warrant liability	(108.6)	—	—	(108.6)

	Fair Value Measurements at March 31, 2010
	Total	Level 1	Level 2	Level 3
Non-current ARS	$65.9	$—	$—	$65.9

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

The Company’s warrant liability represents warrants issued to U.S. Healthcare to purchase an aggregate of up to 20.1 million shares of Class A Common Stock at an exercise price of $1.62 per share (See Note 24—“Warrant Liability”).

The contingent interest feature of the $200.0 principal amount of Contingent Convertible Subordinated Notes (see Note 13—“Long-Term Debt”) meets the criteria of and qualifies as an embedded derivative. Although this feature represents an embedded derivative financial instrument, based on its de minimis value at the time of issuance and at March 31, 2011, no value has been assigned to this embedded derivative.

The following tables present the changes in fair value for financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

ARS (Level 3)

	2011	2010
Balance at beginning of year	$65.9	$66.0
Realized losses resulting from ARS being deemed other-than-temporarily impaired	—	—
Unrealized (losses) gains included in other comprehensive income	(0.1)	0.7
Accretion of investment impairment	0.2	0.3
Sales of ARS	(8.8)	(1.1)

Balance at end of year	$57.2	$65.9

Warrant Liability (Level 3)

2011 (As Restated)
Balance at beginning of year	$—
Initial valuation of November 2010 and March 2011 Warrants	(88.4)
Unrealized loss included in other expense	(20.2)

Balance at end of year	$(108.6)

8.	Inventories

Inventories, net of reserves, as of March 31 consisted of:

	2011	2010
Raw materials	$—	$0.8
Finished goods	1.0	0.4

	$1.0	$1.2

Reserves for obsolete inventory are deducted from the related inventory balances. The activity in the Company’s reserve for obsolete inventory is summarized as follows:

	2011	2010	2009
Balance at beginning of year	$3.3	$13.5	$—
Provisions for obsolete inventory	—	0.4	17.2
Amounts charged against reserves	(0.8)	(10.6)	(3.7)

Balance at end of year	$2.5	$3.3	$13.5

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

10.	Intangible Assets

Intangible assets as of March 31 consisted of:

	2011			2010
	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
Product rights acquired:
Makena®	$119.6	$(2.8)	$116.8	$—	$—	$—
Evamist™	21.2	(9.0)	12.2	21.2	(7.9)	13.3
Trademarks acquired:
Evamist™	5.1	(2.5)	2.6	5.1	(2.3)	2.8
License agreements:
Evamist™	35.6	(16.5)	19.1	35.6	(14.7)	20.9
Covenants not to compete:
Evamist™	0.6	(0.6)	—	0.6	(0.6)	—
Trademarks and patents	2.1	(2.1)	—	1.3	(1.3)	—
Other	0.4	(0.2)	0.2	0.7	(0.2)	0.5

Total intangible assets	$184.6	$(33.7)	$150.9	$64.5	$(27.0)	$37.5

(a)	Gross Carrying Amount is shown net of impairment charges.

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

The $119.6 Makena® product rights represents the $12.5 payment made on the Transfer Date plus the present value of the remaining payments due to Hologic as described in Note 5—“Acquisition” and is being amortized over its estimated patent protected life of seven years. As there are no performance conditions related to the remaining installment payments, the Company recorded the remaining obligations in current liabilities ($57.3) and non-current liabilities ($50.0) based upon their expected due dates.

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

12.	Accrued Liabilities

Accrued liabilities as of March 31 consisted of:

	2011	2010
Salaries, wages, incentives and benefits	$10.3	$6.8
Accrued severance	0.6	6.2
Accrued interest payable	3.3	2.2
Professional fees	4.0	4.8
Failure to supply claims	10.0	12.3
Product recalls	3.1	4.6
Price protection	25.8	—
Accrued litigation and governmental inquiries	11.6	12.5
Makena obligation, current portion	57.3	—
Medicaid rebates	6.9	3.6
Sales returns	4.8	7.3
Sales rebates	1.1	1.0
Warrant escrow	7.5	—
Other	3.1	2.7

	$149.4	$64.0

The liability for product recalls includes the impact of products expected to be returned, the estimated unpaid cost of processing fees and other administrative expenses associated with the recalls. The estimated liability for product returns related to recalls was based on estimated and actual customer inventory levels and actual contract pricing.

Accrued litigation and governmental inquiries consists of settlement obligations as well as loss contingencies recognized by the Company because settlement was determined to be probable and the related payouts were reasonably estimable. For the fiscal year ended March 31, 2011, the Company recorded litigation expense in the amount of $7.4, $6.3 of which was recorded for the HHS OIG matter (see Note 15—“Commitments and Contingencies”). For the fiscal year ended March 31, 2010, the Company recorded litigation expense in the amount of $15.0 for certain matters. For the fiscal year ended March 31, 2009, the Company recorded litigation and governmental inquiries expense in the amount of $14.4 for product liability actions related to the voluntary product recalls initiated by the Company in calendar year 2008 and early 2009 and alleged damages as a result of the ingestion of purportedly oversized tablets allegedly distributed by the Company (see Note 15—“Commitments and Contingencies”). Of the remaining product liability at March 31, 2011, $7.3 was recorded in accrued liabilities and $2.9 was recorded in other long-term liabilities.

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

The Makena® obligation, current portion represents the current portion of the remaining milestone payments owed to Hologic related to the Makena® product rights as described further in Note 5—“Acquisition”.

On April 1, 2011, the Company reduced the list price of Makena®. As a result, the Company recorded a price protection reserve of $25.8 based upon the change in list price.

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

After an original issue discount of 3%, the Company received proceeds of $218.3 which were used to fund a first year interest reserve totaling $27.0, repay all existing obligations to the U.S. Healthcare totaling approximately $61.1 and pay fees and expenses associated with the Notes Offering of $9.7. In connection with these payments, the Company also terminated all future loan commitments with the U.S. Healthcare. The remaining proceeds, totaling approximately $120.0 will be used for general corporate purposes, including the launch of Makena®.

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

Other

The aggregate scheduled maturities of long-term debt, (as adjusted by the August 2010 Waiver Letter) as of March 31, 2011 were as follows:

Due in one year	$85.4
Due in two years	—
Due in three years	200.0
Due in four years	225.0
Due in five years	—
Thereafter	—

$510.4

14.	Taxable Industrial Revenue Bonds

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

Future minimum lease commitments under non-cancelable operating leases are as follows:

2012	$1.3
2013	0.9
2014	0.4
2015	0.3
2016	0.3
Thereafter	0.2

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

On April 13, 2011, the Company received notice of a Civil Investigation Demand from the State of Texas Attorney General’s Office, Antitrust Division, regarding the possibility of a reduction in competition in the market for pharmaceutical treatments for premature labor, including 17P and Makena®. The Company is cooperating with this civil investigation demand’s request for information and documents.

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

The income tax provisions (benefit) for the fiscal years ended March 31, 2011, 2010 and 2009, are based on estimated federal and state taxable income (loss) using the applicable statutory rates. The current and deferred federal and state income tax provision / (benefit) for continuing operations for the fiscal years ended March 31, 2011, 2010 and 2009 were as follows:

	2011 (As Restated)	2010	2009
Provision/(Benefit)
Current:
Federal	$(57.6)	$(46.5)	$(101.5)
State	(4.6)	(4.0)	(6.6)

	(62.2)	(50.5)	(108.1)

Deferred:
Federal	(0.5)	(57.3)	(12.0)
State	—	(4.4)	(0.9)

	(0.5)	(61.7)	(12.9)

	(62.7)	(112.2)	(121.0)
Increase in valuation allowance	70.5	88.3	82.4

Tax provision/(benefit)	$7.8	$(23.9)	$(38.6)

The reasons for the differences between the provision / (benefit) for income taxes for continuing operations and the expected federal income taxes at the U.S. statutory rate are as follows:

	2011 (As Restated)	2010	2009
Expected income tax expense (benefit)	$(86.3)	$(108.3)	$(119.2)
State income taxes, net of federal income tax benefit	(3.2)	(5.5)	(5.1)
Business credits	—	(0.1)	(3.8)
Domestic manufacturer deduction adjustment for loss carry back	—	0.5	3.7
Adjustment to unrecognized tax benefits reserve	(5.9)	1.4	(6.7)
Non deductible expenses related to plea agreement	—	—	8.4
Non deductible share based payment expense	0.9	1.2	0.7
Non deductible loss on warrants	7.0	—	—
Non deductible debt extinguishment charges	18.7	—	—
Adjustment to operating loss deferred tax asset	5.6	—	—
Other	0.5	(1.4)	1.0

	(62.7)	(112.2)	(121.0)
Change in valuation allowance	70.5	88.3	82.4

Provision for income tax expense (benefit)	$7.8	$(23.9)	$(38.6)

As of March 31, 2011 and 2010, the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts were as follows:

	2011 (As Restated)		2010
	Current	Non- Current	Current	Non- Current
Gross Deferred Tax Assets:
Revenue related accrued liabilities	$18.2	$—	$8.8	$—
Accrued compensation	3.1	—	1.2	—
Intangible assets	—	58.6	—	61.0
Stock-based compensation	0.5	—	1.3	—
Payroll tax liability	0.2	—	0.4	—
Litigation and governmental inquiries liability	3.5	7.3	3.6	5.5
Interest expense	2.7	—	—	—
Auction rate securities	—	2.6	—	3.2
Impairment on property and equipment	—	—	—	0.6
Operating losses	—	136.5	—	80.8
Credit carry forwards	—	9.7	—	9.6
Other	1.8	0.1	1.8	2.7

	$30.0	$214.8	$17.1	$163.4
Gross Deferred Tax Liabilities:
Property and equipment	$—	$(0.1)	$—	$(2.9)
Intangible assets	$—	$(2.0)	$—	$(1.6)
Convertible notes interest	—	(57.9)	—	(48.0)
Inventories	—	—	—	—
Prepaid insurance	(1.1)	—	(0.5)	—
Other	—	(0.5)	—	—

	(1.1)	(60.5)	(0.5)	(52.5)
Valuation allowance	(29.4)	(211.7)	(15.6)	(155.0)

Net deferred tax asset (liability)	$(0.5)	$(57.4)	$1.0	$(44.1)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all significant available positive and negative evidence, including the existence of losses in recent years, the timing of deferred tax liability reversals, projected future taxable income, taxable income in carry back years, and tax planning strategies to assess the need for a valuation allowance. Based upon the level of current taxable loss, projections for future taxable income over the periods in which the temporary differences are deductible, the taxable income in available carry back years and tax planning strategies, management believes it is not more likely than not the Company will realize the benefits of these deductible differences. The operating loss for the year ended March 31, 2009 and 2010 resulted in operating loss carry forwards. The operating loss for the year ended March 31, 2011 will also be carried forward. The Company established an additional valuation allowance of $70.5 for the current year. This was charged to income tax expense for year ended March 31, 2011.

The Company has Federal loss carry forwards of approximately $373.0 and state loss carry forwards of approximately $496.0 at March 31, 2011. The Company also has tax credit carry forwards for alternative minimum tax, research credit, and foreign tax credit of $9.7 as of March 31, 2011. The loss carry forwards begin to expire in the year 2030. The alternative minimum tax credits have no expiration date. The research credit and foreign tax credit begin to expire in the year 2026 and 2017, respectively.

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

The following weighted average assumptions were used to value stock options granted during the fiscal years ended March 31, 2011, 2010 and 2009:

	Years ended March 31,
	2011	2010	2009
Dividend yield	None	None	None
Expected volatility	106%	99%	73%
Risk-free interest rate	1.95%	2.50%	1.96%
Expected term	6.4 years	5.9 years	6.6 years
Weighted average fair value per share at grant date	$1.49	$2.33	$2.13

A summary of the changes in the Company’s stock option plan for the fiscal years ended March 31, 2011, 2010 and 2009 consisted of the following:

		Weighted Average
	Shares (in millions)	Exercise Price	Remaining Expected Term	Aggregate Intrinsic Value
Balance, March 31, 2008	3.9	18.84
Options granted	2.3	6.20
Options exercised	(0.4)	7.19		$—
Options canceled	(1.6)	18.90

Balance, March 31, 2009	4.2	12.49
Options granted	1.3	2.94
Options exercised	(0.1)	9.75		—
Options canceled	(1.1)	13.00

Balance, March 31, 2010	4.3	9.59
Options granted	1.6	1.79
Options exercised	—	12.50		—
Options canceled	(2.7)	8.95

Balance, March 31, 2011	3.2	$6.05	8.1	$—

Expected to vest at March 31, 2011	2.3	$6.05	8.1	$—
Options exercisable at March 31, 2011 (excluding shares in the two-year forfeiture period)	1.1	$7.98	7.1	$—

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

22.	Earnings (Loss) Per Share

The following table sets forth the computation of basic loss per share:

	2011 (As Restated)		2010		2009
	Class A	Class B	Class A	Class B	Class A	Class B
Basic loss per share:
Numerator:
Allocation of undistributed loss from continuing operations	$(193.5)	$(60.5)	$(216.4)	$(69.2)	$(202.7)	$(65.1)
Allocation of undistributed loss from discontinued operations	(23.3)	(7.3)	(5.5)	(1.7)	(34.7)	(11.1)
Allocation of undistributed gain on sale of discontinued operations	9.8	3.0	7.0	2.2	—	—

Allocation of undistributed loss	$(207.0)	$(64.8)	$(214.9)	$(68.7)	$(237.4)	$(76.2)

Denominator (in millions):
Weighted average shares outstanding	39.1	12.2	37.8	12.1	37.8	12.1
Less—weighted average unvested common shares subject to repurchase	—	—	—	—	(0.2)	(0.1)

Number of shares used in per share computations	39.1	12.2	37.8	12.1	37.6	12.0

Basic loss per share from continuing operations	$(4.95)	$(4.95)	$(5.73)	$(5.73)	$(5.39)	$(5.39)
Basic loss per share from discontinued operations	(0.60)	(0.60)	(0.14)	(0.14)	(0.92)	(0.92)
Basic earnings per share from gain on sale of discontinued operations	0.25	0.25	0.18	0.18	—	—

Basic loss per share	$(5.30)	$(5.30)	$(5.69)	$(5.69)	$(6.31)	$(6.31)

Diluted loss per share:
Numerator:
Allocation of undistributed loss from continuing operations	$(193.5)	$(60.5)	$(216.4)	$(69.2)	$(202.7)	$(65.1)
Reallocation of undistributed loss from continuing operations as a result of conversion of Class B to Class A shares	(60.5)	—	(69.2)	—	(65.1)	—

Allocation of undistributed loss from continuing operations for diluted computation	(254.0)	(60.5)	(285.6)	(69.2)	(267.8)	(65.1)

Allocation of undistributed loss from discontinued operations	(23.3)	(7.3)	(5.5)	(1.7)	(34.7)	(11.1)
Reallocation of undistributed loss from discontinued operations as a result of conversion of Class B to Class A shares	(7.3)	—	(1.7)	—	(11.1)	—

Allocation of undistributed loss from discontinued operations for diluted computation	(30.6)	(7.3)	(7.2)	(1.7)	(45.8)	(11.1)

Allocation of undistributed gain on sale of discontinued operations	9.8	3.0	7.0	2.2	—	—
Reallocation of undistributed gain on sale of discontinued operations as a result of conversion of Class B to Class A shares	3.0	—	2.2	—	—	—

Allocation of undistributed gain on sale of discontinued operations for diluted computation	12.8	3.0	9.2	2.2	—	—

Allocation of undistributed loss	$(271.8)	$(64.8)	$(283.6)	$(68.7)	$(313.6)	$(76.2)

Denominator (in millions):
Number of shares used in basic computation	39.1	12.2	37.8	12.1	37.6	12.1
Weighted average effect of dilutive securities:
Conversion of Class B to Class A shares	12.2	—	12.1	—	12.1	—

Number of shares used in per share computations from continuing operations	51.3	12.2	49.9	12.1	49.7	12.1

Number of shares used in per share computations from discontinuing operations	51.3	12.2	49.9	12.1	49.7	12.1

Diluted loss per share from continuing operations	$(4.95)	$(4.95)	$(5.73)	$(5.73)	$(5.39)	$(5.39)
Diluted loss per share from discontinued operations	(0.60)	(0.60)	(0.14)	(0.14)	(0.92)	(0.92)
Diluted earnings per share from gain on sale of discontinued operations	0.25	0.25	0.18	0.18	—	—

Diluted loss per share(1)	$(5.30)	$(5.30)	$(5.69)	$(5.69)	$(6.31)	$(6.31)

(1)	For the fiscal year ended March 31, 2011, the exercise of 1,267 employee stock options, 338 shares of Class A Common Stock issuable upon conversion of preferred shares, the exercise of 20,038 warrants and 8,692 shares of Class A Common Stock, issuable upon conversion of our convertible notes, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. For the fiscal year ended March 31, 2010, the exercise of 1,304 employee stock options, 338 shares of Class A Common Stock issuable upon conversion of preferred shares, and 8,692 of Class A Common Stock, issuable upon conversion of our convertible notes, were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive. For the fiscal year ended March 31, 2009, the exercise of 245 employee stock options, 338 shares of Class A Common Stock issuable upon conversion of preferred shares, and 8,692 shares of Class A Common Stock, issuable upon conversion of our convertible notes, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

23.	Divestitures

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

The Warrants expire November 17, 2015, but may be extended by up to two additional years if the holders become subject to certain percentage ownership limitations that prevent their exercise in full at the time of their stated expiration. The Company must require that the holders exercise the Warrants before their expiration if the average of the closing prices of the Class A Common Stock for at least 30 consecutive trading days exceeds $15.00, the closing prices of the Class A Common Stock have exceeded $15.00 for 10 consecutive trading days, the shares issuable upon exercise may be resold under an effective registration statement or the resale is exempt from registration and the shares are listed on the NYSE or the National Association of Securities Dealers Automated Quotation. The Warrants also contain certain non-standard anti-dilution provisions included at the request of U. S. Healthcare, pursuant to which the number of shares subject to the Warrants may be increased and the exercise price may be decreased. These anti-dilution provisions are triggered upon certain sales of securities by the Company and certain other events. The Warrants do not contain any preemptive rights. The Warrants also contain certain restrictions on the ability to exercise the Warrants in the event that such exercise would result in the holder of the Warrants owning greater than 4.99% of the shares of the Company’s outstanding Class A Common Stock after giving effect to the exercise. The Warrants are exercisable solely on a cashless exercise basis under which in lieu of paying the exercise price in cash, the holders will be deemed to have surrendered a number of shares of Class A Common Stock with market value equal to the exercise price and will be entitled to receive a net amount of shares of Class A Common Stock after reduction for the shares deemed surrendered. In connection with the issuance of the Warrants, the Company agreed to register up to 20.1 million shares of our Class A Common Stock issuable upon the exercise of the Warrants. (See Note 1 — “Description of Business — Restatement of Consolidated Financial Statements” for further discussion on Warrants).

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

The fair value of the Warrants at indicated dates was estimated using the following assumptions (As Restated):

	November 2010 Issuance	March 2011 Issuance	March 31, 2011 Revaluation
Number of Warrants	12,587,511	7,450,899	20,038,410
Aggregate fair value (a)	$22.4	$66.1	$108.6
Risk free discount rate	1.50%	2.20%	2.15%
Volatility rate	99.00%	99.00%	99.00%
Dividend rate	0.00%	0.00%	0.00%
Contractual life (years)	5.0	4.7	4.6
Fundamental Transaction probability (b)	10%	10%	10%

(a)	Prior to the value of the contingency feature described in Note 1
(b)	After the stock price reaches $10.00 per share

25.	Quarterly Financial Results (unaudited)

The following tables set forth selected unaudited consolidated quarterly financial information for the fiscal years ended March 31, 2011 and 2010.

	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	1st Quarter	2nd Quarter	3rd Quarter (As Previously Reported)	4th Quarter (As Previously Reported	Full Year (As Previously Reported
Year Ended March 31, 2011
Net revenues(a)	$4.0	$3.0	$3.5	$16.8	$27.3
Gross profit	3.2	2.6	3.2	17.2	26.2
Loss from continuing operations(c)	(38.5)	(28.7)	(38.1)	(50.9)	(156.2)
Loss from discontinued operations(c)	(9.0)	(5.8)	(8.5)	(7.3)	(30.6)
Gain on sale of discontinued operations(c)	12.8	—	—	—	12.8
Net loss (a)(b)(c)	(34.6)	(34.5)	(46.7)	(58.2)	(174.0)
Loss per share from continuing operations:
Basic and diluted—Class A and B common	(0.77)	(0.58)	(0.76)	(0.92)	(3.05)
Loss per share from discontinued operations:
Basic and diluted—Class A and B common	(0.18)	(0.11)	(0.18)	(0.13)	(0.60)
Earnings per share from gain on sale of discontinued operations:
Basic and diluted—Class A and B common	0.25	—	—	—	0.25
Loss per share:
Basic and diluted—Class A and B common	(0.70)	(0.69)	(0.94)	(1.05)	(3.40)

	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	1st Quarter	2nd Quarter	3rd Quarter (As Restated)	4th Quarter (As Restated)	Full Year (As Restated)
Year Ended March 31, 2011
Net revenues(a)	$4.0	$3.0	$3.5	$16.8	$27.3
Gross profit	3.2	2.6	3.2	17.2	26.2
Loss from continuing operations(c)	(38.5)	(28.7)	(39.2)	(147.5)	(253.9)
Loss from discontinued operations(c)	(9.0)	(5.8)	(8.5)	(7.3)	(30.6)
Gain on sale of discontinued operations(c)	12.8	—	—	—	12.8
Net loss (a)(b)(c)	(34.6)	(34.5)	(47.8)	(154.8)	(271.7)
Loss per share from continuing operations:
Basic and diluted—Class A and B common	(0.77)	(0.58)	(0.79)	(2.81)	(4.95)
Loss per share from discontinued operations:
Basic and diluted—Class A and B common	(0.18)	(0.11)	(0.17)	(0.14)	(0.60)
Loss per share from gain on sale of discontinued operations:
Basic and diluted—Class A and B common	0.25	—	—	—	0.25
Loss per share:
Basic and diluted—Class A and B common	(0.70)	(0.69)	(0.96)	(2.95)	(5.30)

(a)	Net revenues in the fourth quarter of fiscal year 2011 included approximately $13.7 of net revenue resulting from sales of Makena ®.
(b)	The loss from continuing operations and net loss in year ended March 31, 2011 included a loss on extinguishment of debt of $112.7 in connection with extinguishing the Bridge Loan in November 2010 and March 2011 and a $20.2 non-cash loss related to the change in Warrant liability.
(c)	As a result of the decision by the Company to sell PDI, the Company has identified the assets and liabilities of PDI as held for sale in the Company’s consolidated balance sheets at March 31, 2011, 2010 and 2009 and has segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented. The Company sold PDI on June 2, 2010 and recognized a gain of $5.9, net of tax. The Company has committed to a plan to divest the Company’s generic’s business. As a result the Company decision to divest the generic’s business, the Company has segregated generic’s business operating results and presented them separately as a discontinued operation for all periods presented.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Year Ended March 31, 2010
Net revenues	$5.7	$2.6	$3.1	$(2.3)	$9.1
Gross profit (loss)	4.9	2.3	2.9	(2.6)	7.5
Income (loss) from continuing operations(a)(c)(d)	(38.5)	(39.2)	21.6	(229.5)	(285.6)
Income (loss) from discontinued operations(b)	(16.5)	(14.8)	77.8	(53.7)	(7.2)
Gain on sale of discontinued operations(e)	—	—	9.2	—	9.2
Net income (loss)(a)(b)(c)(d)(e)	(55.0)	(54.0)	108.6	(283.2)	(283.6)
Earnings (loss) per share from continuing operations:
Basic—Class A common	(0.77)	(0.79)	0.45	(4.59)	(5.73)
Basic—Class B common	(0.77)	(0.79)	0.37	(4.59)	(5.73)
Diluted—Class A common	(0.77)	(0.79)	0.37	(4.59)	(5.73)
Diluted—Class B common	(0.77)	(0.79)	0.32	(4.59)	(5.73)
Earnings (loss) per share from discontinued operations:
Basic—Class A common	(0.33)	(0.30)	1.63	(1.07)	(0.14)
Basic—Class B common	(0.33)	(0.30)	1.36	(1.07)	(0.14)
Diluted—Class A common	(0.33)	(0.30)	1.27	(1.07)	(0.14)
Diluted—Class B common	(0.33)	(0.30)	1.09	(1.07)	(0.14)
Earnings per share from gain on sale of discontinued operations:
Basic—Class A common	—	—	0.19	—	0.18
Basic—Class B common	—	—	0.16	—	0.18
Diluted—Class A common	—	—	0.15	—	0.18
Diluted—Class B common	—	—	0.12	—	0.18
Earnings (loss) per share:
Basic—Class A common	(1.10)	(1.09)	2.27	(5.66)	(5.69)
Basic—Class B common	(1.10)	(1.09)	1.89	(5.66)	(5.69)
Diluted—Class A common	(1.10)	(1.09)	1.79	(5.66)	(5.69)
Diluted—Class B common	(1.10)	(1.09)	1.53	(5.66)	(5.69)

(a)	Operating expenses in the fourth quarter of fiscal year 2010 included $70.0 of purchased in-process research and development expense for the cash payment (the “Amendment Payment”) made upon execution of the Hologic Amendment (see Note 5—“Acquisition”).
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

Note 26 — Condensed Consolidating Financial Information

On March 17, 2011, the Company completed the offering and sale of the 2015 Notes. The 2015 Notes were offered only to accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended. The 2015 Notes are guaranteed by certain of the Company’s wholly-owned subsidiaries, DrugTech Corporation, FP1096, Inc., K-V Discovery solutions, Inc. (formerly known as Nesher Discovery Solutions, Inc.) K-V Pharmaceuticals, Inc. (formerly known as Nesher Pharmaceuticals, Inc.), K-V Solutions USA, Inc. (formerly known as Nesher Solutions USA, Inc.), Ther-Rx Corporation and Zeratech Technologics USA, Inc. (collectively, the “Guarantor Subsidiaries”). Ethex Corporation (dissolved December 2010), Particle Dynamics, Inc., and MECW, LLC are Non-Guarantor Subsidiaries.

In connection with the issuance and sale of the 2015 Notes, the Company and the Guarantor Subsidiaries were required to file an exchange offer registration statement with the SEC with respect to an offer to exchange the 2015 Notes for substantially identical notes that are registered under the Securities Act (the “Exchanged Notes”). The exchange was completed in September 2011. Each of the Guarantor Subsidiaries have issued full, unconditional and joint and several guarantees for the 2015 Notes and will similarly guarantee the Exchanged Notes.

The rules of the SEC require that condensed consolidating financial information be provided when certain, but not all, of a registrant’s wholly-owned subsidiaries guarantee the registrant’s public debt on a full, unconditional, joint and several basis. The Company is, therefore, presenting condensed consolidating balance sheets as of March 31, 2011 and 2010, and condensed consolidating statements of operations and cash flows for each of the three years in the period ended March 31, 2011 which reflects the consolidation of the registrant company, the combined Guarantor Subsidiaries, and the combined Non-Guarantor Subsidiaries. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements. The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had the registrant or the Guarantor Subsidiaries operated as independent entities.

Investments in subsidiaries are accounted for by the respective parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in their respective parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

KV Pharmaceutical Company

Condensed Consolidating Balance Sheets

	March 31, 2011 (As Previously Reported)
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$137.4	$0.2	$—	$—	$137.6
Restricted cash	34.5	—	—	—	34.5
Investment securities	57.2	—	—	—	57.2
Intercompany receivables	—	322.1	1,233.1	(1,555.2)	—
Inventory	0.2	0.8	—	—	1.0
Receivables, net and other current assets	10.9	36.3	—	—	47.2
Current assets held for sale	6.1	2.9	—	—	9.0

Total current assets	246.3	362.3	1,233.1	(1,555.2)	286.5

Property and equipment, less accumulated depreciation	67.5	0.1	—	—	67.6
Investment in subsidiaries	1,441.8	—	—	(1,441.8)	—
Investment securities	—	—	—	—	—
Intangible assets, net	—	150.9	—	—	150.9
Other assets	14.9	0.2	—	—	15.1
Non current assets held for sale	30.3	14.3	—	—	44.6

Total Assets	$1,800.8	$527.8	$1,233.1	$(2,997.0)	$564.7

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current maturities of long-term debt	$85.4	$—	$—	$—	$85.4
Intercompany payable	1,311.5	243.7	—	(1,555.2)	—
Warrant liability	112.3	—	—	—	112.3
Accounts payable and other current liabilities	94.7	46.2	26.7	—	167.6
Current liabilities associated with assets held for sale	—	—	2.5	—	2.5

Total current liabilities	1,603.9	289.9	29.2	(1,555.2)	367.8

Long-term debt, less current maturities	418.3	—	—	—	418.3
Deferred tax liability	57.4	—	—	—	57.4
Long-term liabilities	95.2	—	—	—	95.2
Shareholders’ equity (deficit)	(374.0)	237.9	1,203.9	(1,441.8)	(374.0)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,800.8	$527.8	$1,233.1	$(2,997.0)	$564.7

	March 31, 2011 (As Restated)
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$137.4	$0.2	$—	$—	$137.6
Restricted cash	34.5	—	—	—	34.5
Investment securities	57.2	—	—	—	57.2
Intercompany receivables	—	322.1	1,233.1	(1,555.2)	—
Inventory	0.2	0.8	—	—	1.0
Receivables, net and other current assets	10.9	36.3	—	—	47.2
Current assets held for sale	6.1	2.9	—	—	9.0

Total current assets	246.3	362.3	1,233.1	(1,555.2)	286.5

Property and equipment, less accumulated depreciation	67.5	0.1	—	—	67.6
Investment in subsidiaries	1,441.8	—	—	(1,441.8)	—
Investment securities	—	—	—	—	—
Intangible assets, net	—	150.9	—	—	150.9
Other assets	14.9	0.2	—	—	15.1
Non current assets held for sale	30.3	14.3	—	—	44.6

Total Assets	$1,800.8	$527.8	$1,233.1	$(2,997.0)	$564.7

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current maturities of long-term debt	$85.4	$—	$—	$—	$85.4
Intercompany payable	1,311.5	243.7	—	(1,555.2)	—
Accounts payable and other current liabilities	102.2	46.2	26.7	—	175.1
Current liabilities associated with assets held for sale	—	—	2.5	—	2.5

Total current liabilities	1,499.1	289.9	29.2	(1,555.2)	263.0

Long-term debt, less current maturities	418.3	—	—	—	418.3
Warrant liability	108.6	—	—	—	108.6
Deferred tax liability	57.4	—	—	—	57.4
Long-term liabilities	95.2	—	—	—	95.2
Shareholders’ equity (deficit)	(377.8)	237.9	1,203.9	(1,441.8)	(377.8)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,800.8	$527.8	$1,233.1	$(2,997.0)	$564.7

	March 31, 2010
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$60.5	$0.2	$—	$—	$60.7
Investment securities	—	—	—	—	—
Intercompany receivables	—	385.6	1,244.4	(1,630.0)	—
Inventory	0.7	0.5	—	—	1.2
Receivables, net and other current assets	17.9	0.1	—	—	18.0
Current assets held for sale	2.8	7.3	1.7	—	11.8

Total current assets	81.9	393.7	1,246.1	(1,630.0)	91.7

Property and equipment, less accumulated depreciation	76.4	2.0	—	—	78.4
Investment in subsidiaries	1,445.5	—	—	(1,445.5)	—
Investment securities	65.9	—	—	—	65.9
Intangible assets, net	(3.6)	41.1	—	—	37.5
Other assets	12.7	(0.3)	—	—	12.4
Non current assets held for sale	43.5	23.5	5.7	—	72.7

Total Assets	$1,722.3	$460.0	$1,251.8	$(3,075.5)	$358.6

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current maturities of long-term debt	$63.9	$—	$—	$—	$63.9
Intercompany payable	1,428.7	201.3	—	(1,630.0)	—
Accounts payable and other current liabilities	43.9	15.0	44.1	—	103.0
Current liabilities associated with assets held for sale	—	1.2	4.7	—	5.9

Total current liabilities	1,536.5	217.5	48.8	(1,630.0)	172.8

Long-term debt, less current maturities	233.2	—	—	—	233.2
Deferred tax liability	44.1	—	—	—	44.1
Long-term liabilities	47.7	—	—	—	47.7
Shareholders’ equity (deficit)	(139.2)	242.5	1,203.0	(1,445.5)	(139.2)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,722.3	$460.0	$1,251.8	$(3,075.5)	$358.6

Condensed Consolidating Statements of Operations

	Year ended March 31, 2011 (As Previously Reported)
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$27.3	$—	$—	$27.3
Cost of sales	(0.5)	1.6	—	—	1.1

Gross profit	0.5	25.7	—	—	26.2

Research and development	19.1	3.0	—	—	22.1
Selling and administrative	59.0	37.0	—	—	96.0
Restructuring and impairment charges	0.1	—	—	—	0.1
Purchased in-process research and development	—	—	—	—	—
Litigation and governmental inquiries, net	7.4	—	—	—	7.4
Gains on sale of assets	0.1	—	—	—	0.1

Operating expenses	85.7	40.0	—	—	125.7

Operating loss	(85.2)	(14.3)	—	—	(99.5)

Loss on extinguishment of debt	106.2	—	—	—	106.2
Change in warrant liability	(70.7)	—	—	—	(70.7)
Interest, net and other	9.8	3.3	0.3	—	13.4

Total other expense	45.3	3.3	0.3	—	48.9

Loss from continuing operations before income taxes	(130.5)	(17.6)	(0.3)	—	(148.4)
Income tax provision	7.8	—	—	—	7.8

Loss from continuing operations	(138.3)	(17.6)	(0.3)	—	(156.2)

Equity in loss of subsidiaries	(42.6)	—	—	42.6	—
Net income (loss) from discontinued operations, net of tax	—	(31.8)	1.2	—	(30.6)
Gain on sale of discontinued operations, net of tax	6.9	—	5.9	—	12.8

Net loss	$(174.0)	$(49.4)	$6.8	$42.6	$(174.0)

	Year ended March 31, 2011 (As Restated)
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$27.3	$—	$—	$27.3
Cost of sales	(0.5)	1.6	—	—	1.1

Gross profit	0.5	25.7	—	—	26.2

Research and development	19.1	3.0	—	—	22.1
Selling and administrative	59.0	37.0	—	—	96.0
Restructuring and impairment charges	0.1	—	—	—	0.1
Purchased in-process research and development	—	—	—	—	—
Litigation and governmental inquiries, net	7.4	—	—	—	7.4
Gains on sale of assets	0.1	—	—	—	0.1

Operating expenses	85.7	40.0	—	—	125.7

Operating loss	(85.2)	(14.3)	—	—	(99.5)

Loss on extinguishment of debt	112.7	—	—	—	112.7
Change in warrant liability	20.2	—	—	—	20.2
Interest, net and other	10.1	3.3	0.3	—	13.7

Total other expense	143.0	3.3	0.3	—	146.6

Loss from continuing operations before income taxes	(228.2)	(17.6)	(0.3)	—	(246.1)
Income tax provision	7.8	—	—	—	7.8

Loss from continuing operations	(236.0)	(17.6)	(0.3)	—	(253.9)

Equity in loss of subsidiaries	(42.6)	—	—	42.6	—
Net income (loss) from discontinued operations, net of tax	—	(31.8)	1.2	—	(30.6)
Gain on sale of discontinued operations, net of tax	6.9	—	5.9	—	12.8

Net income (loss)	$(271.7)	$(49.4)	$6.8	$42.6	$(271.7)

	Year ended March 31, 2010
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$9.1	$—	$—	$9.1
Cost of sales	(0.4)	2.0	—	—	1.6

Gross profit	0.4	7.1	—	—	7.5

Research and development	27.1	2.0	—	—	29.1
Selling and administrative	72.8	38.9	—	—	111.7
Restructuring and impairment charges	10.0	79.0	—	—	89.0
Purchased in-process research and development	70.0	—	—	—	70.0
Litigation and governmental inquiries, net	15.0	—	—	—	15.0
Gains on sale of assets	—	—	—	—	—

Operating expenses	194.9	119.9	—	—	314.8

Operating loss	(194.5)	(112.8)	—	—	(307.3)

Loss on extinguishment of debt	—	—	—	—	—
Change in warrant liability	—	—	—	—	—
Interest, net and other	1.6	0.2	0.4	—	2.2

Total other expense	1.6	0.2	0.4	—	2.2

Loss from continuing operations before income taxes	(196.1)	(113.0)	(0.4)	—	(309.5)
Income tax benefit	(22.7)	—	(1.2)	—	(23.9)

(Loss) income from continuing operations	(173.4)	(113.0)	0.8	—	(285.6)

Equity in income (loss) of subsidiaries	(119.4)	—	—	119.4	—
Net loss from discontinued operations, net of tax	—	—	(7.2)	—	(7.2)
Gain on sale of discontinued operations, net of tax	9.2	—	—		9.2

Net loss	$(283.6)	$(113.0)	$(6.4)	$119.4	$(283.6)

	Year ended March 31, 2009
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$0.7	$112.5	$—	$—	$113.2
Cost of sales	(0.5)	15.6	—	—	15.1

Gross profit	1.2	96.9	—	—	98.1

Research and development	68.8	1.0	—	—	69.8
Selling and administrative	61.1	136.0	23.6	—	220.7
Restructuring and impairment charges	12.3	34.1	—	—	46.4
Purchased in-process research and development	2.0	—	—	—	2.0
Litigation and governmental inquiries, net	50.0	—	—	—	50.0
Gains on sale of assets	—	—	—	—	—

Operating expenses	194.2	171.1	23.6	—	388.9

Operating loss	(193.0)	(74.2)	(23.6)	—	(290.8)

Loss on extinguishment of debt	—	—	—	—	—
Change in warrant liability	—	—	—		—
Interest, net and other	15.3	—	0.3		15.6

Total other expense	15.3	—	0.3	—	15.6

Loss from continuing operations before income taxes	(208.3)	(74.2)	(23.9)	—	(306.4)
Income tax provision (benefit)	(45.6)	—	7.0	—	(38.6)

Loss from continuing operations	(162.7)	(74.2)	(30.9)	—	(267.8)

Equity in income (loss) of subsidiaries	(150.9)	—	—	150.9	—
Net loss from discontinued operations, net of tax	—	—	(45.8)	—	(45.8)
Gain on sale of discontinued operations, net of tax	—	—	—	—	—

Net loss	$(313.6)	$(74.2)	$(76.7)	$150.9	$(313.6)

KV Pharmaceutical Company

Condensed Consolidating Statement of Cashflows

	Year ended March 31, 2011 (As Previously Reported)
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(174.0)	$(49.4)	$6.8	$42.6	$(174.0)
Adjustments to reconcile net income (loss)
Equity in loss of subsidiaries	42.6	—	—	(42.6)	—
Purchase in-process research and development	—	—	—	—	—
Change in warrant liability	(70.7)	—	—	—	(70.7)
Loss on extinguishment of debt	106.2	—	—	—	106.2
Impairment of assets	11.6	—	—	—	11.6
Other	5.7	7.9	(5.9)	—	7.7
Changes in assets and liabilities	—	—	—	—	—
Receivables, excluding intercompany	—	(36.5)	2.6	—	(33.9)
Inventory	(1.0)	(1.0)	—	—	(2.0)
Income taxes	3.3	—	—	—	3.3
Accounts payable and accrued liabilities	(21.9)	29.4	(19.6)	—	(12.1)
Other assets and liabilities, net	(51.8)	62.1	(5.9)	—	4.4

Net cash provided by (used in) operating activities	(150.0)	12.5	(22.0)	—	(159.5)

Investing activities:
Purchased in-process research and development	—	—	—	—	—
Other investing activities, net	(9.3)	(12.5)	22.0	—	0.2

Net cash (used in) provided by investing activities	(9.3)	(12.5)	22.0	—	0.2

Financing activities:
Principal payment on long-term debt	(83.7)	—	—	—	(83.7)
Proceeds from issuance of debt and warrants	299.1	—	—	—	299.1
Proceeds from collateralized obligation	—	—	—	—	—
Other financing activities, net	20.8	—	—	—	20.8

Net cash provided by financing activities	236.2	—	—	—	236.2

Effect of foreign exchange rate changes	—	—	—	—	—

Increase in cash and cash equivalents	76.9	—	—	—	76.9

Cash and cash equivalents, beginning of year	60.5	0.2	—	—	60.7

Cash and cash equivalents, end of year	$137.4	$0.2	$—	$—	$137.6

	Year ended March 31, 2011 (As Restated)
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(271.7)	$(49.4)	$6.8	$42.6	$(271.7)
Adjustments to reconcile net income (loss)
Equity in loss of subsidiaries	42.6	—	—	(42.6)	—
Purchase in-process research and development	—	—	—	—	—
Change in warrant liability	20.2	—	—	—	20.2
Loss on extinguishment of debt	112.7	—	—	—	112.7
Impairment of asset	11.6	—	—	—	11.6
Other	6.0	7.9	(5.9)	—	8.0
Changes in assets and liabilities	—	—	—	—	—
Receivables, excluding intercompany	—	(36.5)	2.6	—	(33.9)
Inventory	(1.0)	(1.0)	—	—	(2.0)
Income taxes	3.3	—	—	—	3.3
Accounts payable and accrued liabilities	(21.9)	29.4	(19.6)	—	(12.1)
Other assets and liabilities, net	(51.8)	62.1	(5.9)	—	4.4

Net cash provided by (used in) operating activities	(150.0)	12.5	(22.0)	—	(159.5)

Investing activities:
Purchased in-process research and development	—	—	—	—	—
Other investing activities, net	(9.3)	(12.5)	22.0	—	0.2

Net cash (used in) provided by investing activities	(9.3)	(12.5)	22.0	—	0.2

Financing activities:
Principal payment on long-term debt	(83.7)	—	—	—	(83.7)
Proceeds from issuance of debt and warrants	299.1	—	—	—	299.1
Proceeds from collateralized obligation	—	—	—	—	—
Other financing activities, net	20.8	—	—	—	20.8

Net cash provided by financing activities	236.2	—	—	—	236.2

Effect of foreign exchange rate changes	—	—	—	—	—

Increase in cash and cash equivalents	76.9	—	—	—	76.9

Cash and cash equivalents, beginning of year	60.5	0.2	—	—	60.7

Cash and cash equivalents, end of year	$137.4	$0.2	$—	$—	$137.6

	Year ended March 31, 2010
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(283.6)	$(113.0)	$(6.4)	$119.4	$(283.6)
Adjustments to reconcile net income (loss)
Equity in loss of subsidiaries	119.4	—	—	(119.4)	—
Purchase in-process research and development	70.0	—	—	—	70.0
Change in warrant liability	—	—	—	—	—
Loss on extinguishment of debt	—	—	—	—	—
Impairment of assets	49.5	79.0	—	—	128.5
Other	51.9	12.7	(3.7)	—	60.9
Changes in assets and liabilities	—	—	—	—	—
Receivables, excluding intercompany	0.2	9.4	9.6	—	19.2
Inventory	5.9	4.0	6.9	—	16.8
Income taxes	40.6	—	—	—	40.6
Accounts payable and accrued liabilities	(29.5)	(20.2)	(14.5)	—	(64.2)
Other assets and liabilities, net	(25.9)	27.4	10.2	—	11.7

Net cash provided by (used in) operating activities	(1.5)	(0.7)	2.1	—	(0.1)

Investing activities:
Purchased in-process research and development	(70.0)	—	—	—	(70.0)
Other investing activities, net	(1.4)	—	(2.1)	—	(3.5)

Net cash (used in) investing activities	(71.4)	—	(2.1)	—	(73.5)

Financing activities:
Principal payment on long-term debt	(2.7)	—	—	—	(2.7)
Proceeds from issuance of debt	—	—	—	—	—
Proceeds from collateralized obligation	61.8	—	—	—	61.8
Other financing activities, net	(0.9)	—	—	—	(0.9)

Net cash provided by financing activities	58.2	—	—	—	58.2

Effect of foreign exchange rate changes	—	0.4	—	—	0.4

Decrease in cash and cash equivalents	(14.7)	(0.3)	—	—	(15.0)

Cash and cash equivalents, beginning of year	75.2	0.5	—	—	75.7

Cash and cash equivalents, end of year	$60.5	$0.2	$—	$—	$60.7

	Year Ended March 31, 2009
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(313.6)	$(74.1)	$(76.8)	$150.9	$(313.6)
Adjustments to reconcile net income (loss)
Equity in loss of subsidiaries	150.9	—	—	(150.9)	—
Purchase in-process research and development	2.0	—	—	—	2.0
Change in warrant liability	—	—	—	—	—
Loss on extinguishment of debt	—	—	—	—	—
Impairment of assets	2.5	34.1	—	—	36.6
Other	52.2	14.8	0.5	—	67.5
Changes in assets and liabilities	—	—	—	—	—
Receivables, excluding intercompany	(0.1)	27.5	82.1	—	109.5
Inventory	52.8	4.2	11.4	—	68.4
Income taxes	(77.5)	—	—	—	(77.5)
Accounts payable and accrued liabilities	25.4	15.8	42.5	—	83.7
Other assets and liabilities, net	101.8	(21.3)	(59.3)	—	21.2

Net cash provided by (used in) operating activities	(3.6)	1.0	0.4	—	(2.2)

Investing activities:
Purchased in-process research and development	(2.0)	—	—	—	(2.0)
Other investing activities, net	25.4	—	(0.5)	—	24.9

Net cash (used in) provided by investing activities	23.4	—	(0.5)	—	22.9

Financing activities:
Principal payment on long-term debt	(2.6)	—	—	—	(2.6)
Proceeds from issuance of debt	—	—	—	—	—
Proceeds from collateralized obligation	—	—	—	—	—
Other financing activities, net	(30.3)	—	—	—	(30.3)

Net cash used in financing activities	(32.9)	—	—	—	(32.9)

Effect of foreign exchange rate changes	—	(0.6)	—	—	(0.6)

Increase (decrease) in cash and cash equivalents	(13.1)	0.4	(0.1)	—	(12.8)

Cash and cash equivalents, beginning of year	88.3	0.1	0.1	—	88.5

Cash and cash equivalents, end of year	$75.2	$0.5	$—	$—	$75.7

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified and described in management’s assessment in the areas of entity-level controls (control awareness, personnel, and monitoring and remediation of deficiencies) and financial statement preparation, review procedures, and application of accounting principles (manual journal entries, account reconciliations and documentation, spreadsheets, customer and supplier agreements, application of generally accepted accounting principles, and Medicaid rebates). These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 financial statements, and this report does not affect our report as described below, on those financial statements.

In our opinion, K-V Pharmaceutical Company did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the COSO criteria. We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

In our report dated June 10, 2011, we expressed an adverse opinion on the effectiveness of internal control over financial reporting as of March 31, 2011. Subsequent to June 10, 2011, K-V Pharmaceutical Company identified a material misstatement in its annual and quarterly consolidated financial statements for fiscal 2011, requiring restatement of certain of such financial statements. Accordingly, our adverse opinion on the effectiveness of K-V Pharmaceutical Company’s internal control over financial reporting as of March 31, 2011 expressed herein now encompasses that restatement.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of K-V Pharmaceutical Company and Subsidiaries as of March 31, 2011 (restated) and 2010 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit), and cash flows for the years then ended and our report dated June 10, 2011, except for the 2011 and 2010 condensed consolidating financial information as presented in Note 26, which is as of July 8, 2011, and except for the effects of the restatement described in Note 1, which is as of December 8, 2011 expressed an unqualified opinion thereon. Our report on the consolidated financial statements contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

/s/ BDO USA, LLP
Chicago, Illinois

June 10, 2011, except as to the effect of the restatement, which is dated December 8, 2011

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Report:

		Page
(a) 1.	Financial Statements:

	The following consolidated financial statements of the Company are included in Item 8—“Financial Statements and Supplementary Data” of this Report:

	Report of Independent Registered Public Accounting Firm (BDO USA, LLP)	91

	Report of Independent Registered Public Accounting Firm (KPMG LLP)	92

	Consolidated Balance Sheets as of March 31, 2011 (restated) and 2010	93

	Consolidated Statements of Operations for the Years Ended March 31, 2011 (restated), 2010 and 2009	94

	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended March 31, 2011 (restated), 2010 and 2009	95

	Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended March 31, 2011 (restated), 2010 and 2009	96

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2011 (restated), 2010 and 2009	97

	Notes to Consolidated Financial Statements	98

2.	Financial Statement Schedule:

	Schedule II—Valuation and Qualifying Accounts	167

3.	Exhibits. See the Exhibit Index on pages 168 through 172 of this Report. Management contracts and compensatory plans are designated on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

K-V PHARMACEUTICAL COMPANY

By:	/s/ GREGORY J. DIVIS
Gregory J. Divis President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ THOMAS S. MCHUGH
Thomas S. McHugh Chief Financial Officer (Principal Financial Officer)

Date: December 8, 2011

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Financial statements of K-V Pharmaceutical Company (separately) are omitted because KV is primarily an operating company and its subsidiaries included in the financial statements are wholly-owned and are not materially indebted to any person other than through the ordinary course of business.

	Balance at beginning of year	Additions charged to costs and expenses	Amounts charged to reserves	Balance at end of year
Year Ended March 31, 2009:
Allowance for doubtful accounts	$0.9	$(0.6)	$0.3	$—
Reserves and liabilities for sales allowances	24.5	97.2	35.9	85.8
Inventory obsolescence	—	17.2	3.7	13.5

	$25.4	$113.8	$39.9	$99.3

Year Ended March 31, 2010:
Allowance for doubtful accounts	$—	$—	$—	$—
Reserves and liabilities for sales allowances	85.8	6.2	64.5	27.5
Inventory obsolescence	13.5	0.4	10.6	3.3

	$99.3	$6.6	$75.1	$30.8

Year Ended March 31, 2011:
Allowance for doubtful accounts	$—	$—	$—	$—
Reserves and liabilities for sales allowances	27.5	39.1	10.3	56.3
Inventory obsolescence	3.3	—	0.8	2.5

	$30.8	$39.1	$11.1	$58.8

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, as amended through September 5, 2008, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, is incorporated herein by reference.

3.2	By-Laws of the Company, as amended through December 29, 2009, which was filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed January 4, 2010, are incorporated herein by reference.

4.1	Certificate of Designation of Rights and Preferences of 7% Cumulative Convertible preferred stock of the Company, effective June 9, 1987, and related Certificate of Correction, dated June 17, 1987, which was filed as Exhibit 4(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1987, are incorporated herein by reference.

4.2	Indenture dated as of May 16, 2003, by and between the Company and Deutsche Bank Trust Company Americas, which was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 21, 2003, is incorporated herein by reference.

4.3	Registration Rights Agreement dated as of May 16, 2003, by and between the Company and Deutsche Bank Securities, Inc., as representative of the several Purchasers, which was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 21, 2003, is incorporated herein by reference.

4.4	Promissory Note, dated March 23, 2006 between MECW, LLC and LaSalle National Bank Association, which was filed as Exhibit 99 to the Company’s Current Report on Form 8-K filed March 29, 2006, is incorporated herein by reference.

4.5	Credit Agreement, dated as of June 9, 2006, among the Company and its subsidiaries, LaSalle Bank National Association, Citibank, F.S.B. and the other lenders thereto, which was filed as Exhibit 4(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, is incorporated herein by reference.

4.6	Credit and Guaranty Agreement, dated November 17, 2010, among the Company, Certain Subsidiaries of K-V Pharmaceutical Company, Various Lenders, and U.S. Healthcare I, L.L.C., filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, is incorporated herein by reference.

4.7	Pledge and Security Agreement, dated November 17, 2010, among the Company, Each of the Grantors, and U.S. Healthcare I, L.L.C., which was filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, is incorporated herein by reference.

4.8	Waiver to Credit Agreement, dated as of February 9, 2011, among the Company, U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C., which was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, is incorporated herein by reference.

4.9	Amendment No. 2 to Credit Agreement, dated as of March 2, 2011, among the Company, U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C., which was filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, is incorporated herein by reference.

4.10	Promissory Note (Tranche B-1 Term Loan Note N-1), dated November 17, 2010, among the Company and U.S. Healthcare I, L.L.C., which was filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, is incorporated herein by reference.

4.11	Promissory Note (Tranche B-1 Term Loan Note N-2), dated November 17, 2010, among the Company and U.S. Healthcare II, L.L.C., which was filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, is incorporated herein by reference.

4.12	Stock Warrant Purchase Agreement, dated as of February 10, 2011, by and among the Company, U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C., which was filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, is incorporated herein by reference.

4.13	Restated Stock Purchase Warrant Certificate No. W-1, dated November 17, 2010, issued by the Company to U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C., which was filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, is incorporated herein by reference.

4.14	Restated Stock Purchase Warrant Certificate No. W-2, dated November 30, 2010, issued by the Company to U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C., which was filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, is incorporated herein by reference.

Exhibit No.	Description

4.15	Stock Purchase Warrant Certificate No. W-3 dated March 2, 2011, issued by the Company to U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C., which was filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, is incorporated herein by reference.

4.16	Registration Rights Agreement, dated November 17, 2010, among the Company, U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C., which was filed as Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, is incorporated herein by reference.

4.17	Second Amended and Restated Registration Rights Agreement, dated as of March 2, 2011, by and among the Company, U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C., which was filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, is incorporated herein by reference.

4.18	Securities Purchase Agreement, dated as of February 14, 2011, by and among the Company and the buyers, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 16, 2011, is incorporated herein by reference.

4.19	Registration Rights Agreement, dated February 14, 2011, by and among the Company and the Investors, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 16, 2011, is incorporated herein by reference.

4.20	Indenture, dated March 17, 2011, between the Company and Wilmington Trust FSB, as trustee, which was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 23, 2011, is incorporated herein by reference.

4.21	Form of 12% Senior Secured Note due 2015, which was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 23, 2011, is incorporated herein by reference.

4.22	Form of Purchase Agreement for the 12% Senior Secured Notes due 2015, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 23, 2011, is incorporated herein by reference.

4.23	Pledge and Security Agreement, dated as of March 17, 2011, by and among the Company, the Grantors and Wilmington Trust FSB, as collateral agent, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 23, 2011, is incorporated herein by reference.

10.1	Lease of the Company’s facility at 2503 South Hanley Road, St. Louis, Missouri, and amendment thereto, between the Company as Lessee and Marc S. Hermelin as Lessor, which was filed as Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1983, is incorporated herein by reference.

10.2	Amendment to the Lease for the facility located at 2503 South Hanley Road, St. Louis, Missouri, between the Company as Lessee and Marc S. Hermelin as Lessor, which was filed as Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992, is incorporated herein by reference.

10.3	Amendment to Lease dated February 17, 1997, for the facility located at 2503 South Hanley Road, St. Louis, Missouri, between the Company as Lessee and Marc S. Hermelin as Lessor, which was filed as Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997, is incorporated herein by reference.

10.4*	KV Pharmaceutical Company Fifth Restated Profit Sharing Plan and Trust Agreement dated May 31, 2010, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, is incorporated herein by reference.

10.5*	Fourth Amendment to and Restatement, dated as of January 2, 1997, of the KV Pharmaceutical Company 1991 Incentive Stock Option Plan, which was filed as Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997, is incorporated herein by reference.

10.6*	K-V Pharmaceutical Company 2001 Incentive Stock Option Plan, as amended, which was filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2008, is incorporated herein by reference.

10.7*	Form of 2001 Incentive Stock Option Plan Award Agreement for Employees, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 22, 2005, is incorporated herein by reference.

10.8*	Form of 2001 Incentive Stock Option Plan Award Agreement for Directors, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 22, 2005, is incorporated herein by reference.

Exhibit No.	Description

10.9*	Form of Incentive Stock Option Agreement for grants to employees pursuant to the K-V Pharmaceutical Company 2001 Incentive Stock Option Plan, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 6, 2009, is incorporated herein by reference.

10.10*	Form of Nonqualified Stock Option Agreement for grants to employees pursuant to the K-V Pharmaceutical Company 2001 Incentive Stock Option Plan, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 6, 2009, is incorporated herein by reference.

10.11*	Form of Nonqualified Stock Option Agreement for grants to directors pursuant to the K-V Pharmaceutical Company 2001 Incentive Stock Option Plan, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 6, 2009, is incorporated herein by reference.

10.12*	Form of Incentive Stock Option Agreement for grants to employees pursuant to the K-V Pharmaceutical Company 2001 Incentive Stock Option Plan, which was filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, is incorporated herein by reference.

10.13*	Form of Nonqualified Stock Option Agreement for grants to employees pursuant to the K-V Pharmaceutical Company 2001 Incentive Stock Option Plan, which was filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, is incorporated herein by reference.

10.14*	Form of Nonqualified Stock Option Agreement for grants to directors pursuant to the K-V Pharmaceutical Company 2001 Incentive Stock Option Plan, which was filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, is incorporated herein by reference.

10.15*	Agreement between the Company and Marc S. Hermelin, dated December 16, 1996, with supplemental letter attached, which was filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997, is incorporated herein by reference.

10.16*	Amendment, dated as of October 30, 1998, to Employment Agreement between the Company and Marc S. Hermelin, which was filed as Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999, is incorporated herein by reference.

10.17*	Amendment, dated December 2, 1999, to Employment Agreement between the Company and Marc S. Hermelin, which was filed as Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, is incorporated herein by reference.

10.18*	Amendment, dated November 5, 2004, to Employment Agreement between the Company and Marc S. Hermelin, which was filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is incorporated herein by reference.

10.19*	Stock Option Agreement dated as of July 26, 2002, granting a stock option to Marc S. Hermelin, which was filed as Exhibit 10(rr) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, is incorporated herein by reference.

10.20*	Stock Option Agreement dated as of May 30, 2003, granting a stock option to Marc S. Hermelin, which was filed as Exhibit 10(yy) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, is incorporated herein by reference.

10.21*	Separation Agreement and General Release between the Company and Ronald J. Kanterman, dated as of September 2, 2009, which was filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, is incorporated herein by reference.

10.22*	Consulting and Confidentiality Agreement between the Company and Ronald J. Kanterman, dated as of September 2, 2009, which was filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, is incorporated herein by reference.

10.23*	Employment Agreement between the Company and David A. Van Vliet, Interim President and Interim Chief Executive Officer, dated November 23, 2009, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 25, 2009, is incorporated herein by reference.

10.24*	Employment Agreement between the Company and Gregory J. Divis, Jr., President of Ther-Rx Corporation, dated November 19, 2009, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 25, 2009, is incorporated herein by reference.

Exhibit No.	Description

10.25*	Employment Agreement between the Company and Thomas S. McHugh, Chief Financial Officer, Treasurer, Chief Accounting Officer, dated July 15, 2010, which was filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, is incorporated herein by reference.

10.26**	Asset Purchase Agreement by and between the Company and VIVUS, Inc., dated as of March 30, 2007, which was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, is incorporated herein by reference.

10.27	Asset Purchase Agreement by and among the Company, Cytyc Prenatal Products Corp. and Hologic, Inc., dated as of January 16, 2008, which was filed as Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, is incorporated herein by reference.

10.28	Amendment, dated January 8, 2010, to the Asset Purchase Agreement by and among the Company, Cytyc Prenatal Products Corp. and Hologic, Inc., dated as of January 16, 2008, which was filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, is incorporated herein by reference.

10.29	Form of Indemnification Agreement for directors, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 29, 2008, is incorporated herein by reference.

10.30*	Form of Indemnification Agreement for Interim Chief Executive Officer, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2009, is incorporated herein by reference.

10.31*	Form of Indemnification Agreement for Certain Executive Officers, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 31, 2009, is incorporated herein by reference.

10.32*	Form of Retention Agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 5, 2009, is incorporated herein by reference.

10.33	Consent Decree of Permanent Injunction as filed in the United States District Court, Eastern District of Missouri, Eastern Division on March 2, 2009, which was filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed March 3, 2009, is incorporated herein by reference.

10.34	Plea Agreement, Guidelines Recommendations and Stipulations as filed in the United States District Court, Eastern District of Missouri, Eastern Division on March 2, 2010, which was filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 3, 2010, is incorporated herein by reference.

10.35	Settlement Agreement dated as of June 9, 2009, among Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P. and the Company, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 10, 2009, is incorporated herein by reference.

10.36**	Patent License Agreement, dated as of June 9, 2009, among Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P. and the Company, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 10, 2009, is incorporated herein by reference.

10.37**	Distribution and Supply Agreement, dated as of June 9, 2009, between Purdue Pharma L.P. and the Company, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 10, 2009, is incorporated herein by reference.

10.38	Asset Purchase Agreement dated as of June 2, 2010 by and among Particle Dynamics International, LLC, Particle Dynamics, Inc., Drug Tech Corporation and KV Pharmaceutical Company, which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 8, 2010, is incorporated herein by reference.

10.39	Amendment No. 2, dated February 3, 2011, to the Asset Purchase Agreement by and among the Company, Cytyc Prenatal Products Corp. and Hologic, Inc., dated as of January 16, 2008, which was filed as Exhibit 10.1 to the Company’s Current Report filed February 8, 2011, is incorporated herein by reference.

21	List of Subsidiaries, previously filed herewith.

23.1	Consent of BDO USA, LLP, filed herewith.

23.2	Consent of Independent Registered Public Accounting Firm, KPMG LLP, which was filed as Exhibit 23.2 to the Company’s Current Report on 8-K filed July 8, 2011, is incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14a(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit No.	Description

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14a(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Management contract or compensation plan.
**	Confidential portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.