Form 10-Q/A
period 2011-06-30
KV PHARMACEUTICAL CO /DE/
filed 2011-12-12
CIK 57055

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Report”) amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 that was filed on August 9, 2011 (the “Original Form 10-Q”).

Restatement of Consolidated Financial Statements (“the Restatement”)

The Company issued warrants in November 2010 and March 2011 as described in Note 1—“Description of Business—Financing; Private Placement of Class A Common Stock; Private Placement of Notes” to the Notes to Consolidated Financial Statements (“Note 1”) in this Quarterly Report on Form 10-Q/A (the “Warrants”) to the lenders.

The Company originally classified the Warrants as equity instruments from their respective issuance dates until the March 17, 2011 amendment of the Warrant provisions which added a contingency feature and an escrow requirement as described in Note 1. At that date, the Warrants were revalued and reclassified from equity to liabilities. The Company had also originally used a Black-Scholes option valuation model to determine the value of the Warrants. Upon a re-examination of the provisions of the Warrants, the Company determined that the non-standard anti-dilution provisions contained in the Warrants require that (a) the Warrants be treated as liabilities from their respective issuance dates and (b) their value should be calculated utilizing a valuation model which considers the mandatory conversion features of the Warrants and the possibility that the Company may issue additional common shares or common share equivalents that, in turn, could result in a change to the number of shares issuable upon exercise of the Warrants and the related exercise price. As a result, the Company has revalued the Warrants from their respective dates of issuance using a Monte Carlo simulation model and reclassified the Warrants as a long-term liability.

As a result of the foregoing, on November 7, 2011, the Audit Committee of our Board of Directors, upon recommendation from management, determined that the previously issued consolidated financial statements included in our Original Form 10-K and in our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2010 and June 30, 2011 should not be relied upon. The restatements did not change the Company’s reported cash and cash equivalents, operating expenses, operating losses or cash flows from operations for any period or date. This Quarterly Report on Form 10-Q/A contains the restated financial statements as of and for the quarter ended June 30, 2011.

This Report does not reflect events occurring after the filing of the Original Form 10-Q and does not revise or update disclosure affected by subsequent events. In addition, forward looking statements made in the Original Form 10-Q have not been revised to reflect the passage of time, events, results or developments that occurred or facts that became known to us after the Original Form 10-Q, and such forward looking statements should be read in their historical context and in the context of our subsequent reports filed with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; dollars and number of shares in millions, except per share data)

	Three Months Ended June 30,
	2011 (As Restated)	2010
Net revenues	$6.0	$4.0
Cost of sales	0.8	0.8

Gross profit	5.2	3.2

Operating expenses:
Research and development	2.8	7.0
Selling and administrative	30.5	31.8

Total operating expenses	33.3	38.8

Operating loss	(28.1)	(35.6)

Other (income) expense:
Change in warrant liability	(60.3)	0
Interest expense	9.8	2.1
Interest and other (income) expense	(2.4)	0.3

Total other (income) expenses, net	(52.9)	2.4

Income (loss) from continuing operations before income taxes	24.8	(38.0)
Income tax provision	3.3	0.4

Net income (loss) from continuing operations	21.5	(38.4)
Net income (loss) from discontinued operations (net taxes of $- and $(5.2))	1.4	(9.0)
Gain on sale of discontinued operations (net taxes of $- and $7.4)	0	12.8

Net income (loss)	$22.9	$(34.6)

Net income (loss) per share - basic - Class A and B common
Net income (loss) from continuing operations per share	$0.36	$(0.77)
Net income (loss) from discontinued operations per share	0.02	(0.18)
Gain on sale of discontinued operations per share	0	0.26

Net income (loss) per share	$0.38	$(0.69)

Net income (loss) per share - diluted - Class A and B common
Net income (loss) from continuing operations per share	$0.26	$(0.77)
Net income (loss) from discontinued operations per share	0.02	(0.18)
Gain on sale of discontinued operations per share	0	0.26

Net income (loss) per share	$0.28	$(0.69)

Weighted average shares used in per share calculation:
Basic shares outstanding - Class A common	48.7	37.8
Basic and diluted shares outstanding - Class B common	11.3	12.2
Diluted shares outstanding - Class A common	81.6	50.0

See Accompanying Notes to Consolidated Financial Statements (unaudited).

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share and per share data)

	(Unaudited) June 30, 2011 (As Restated)	March 31, 2011 (As Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$108.8	$137.6
Investment securities	23.9	57.2
Restricted cash	34.5	34.5
Receivables, net	6.5	33.4
Inventories, net	0.9	1.0
Other current assets	12.1	13.8
Current assets held for sale	16.1	9.0

Total Current Assets	202.8	286.5
Property and equipment, less accumulated depreciation	67.1	67.6
Intangible assets, net	145.8	150.9
Other assets	14.2	15.1
Non-current assets held for sale	44.1	44.6

Total Assets	$474.0	$564.7

LIABILITIES
Current Liabilities:
Accounts payable	$21.4	$25.7
Accrued liabilities	151.5	149.4
Current maturities of long-term debt	23.5	85.4
Current liabilities associated with assets held for sale	2.8	2.5

Total Current Liabilities	199.2	263.0
Long-term debt, less current maturities	448.7	418.3
Warrant liability	48.3	108.6
Other long-term liabilities	73.5	95.2
Deferred tax liability	60.2	57.4

Total Liabilities	829.9	942.5
Commitments and Contingencies
SHAREHOLDERS’ DEFICIT
7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding – 40,000 shares at both June 30, 2011 and March 31, 2011 (convertible into Class A shares on a 8.4375-to-one basis)	0	0
Class A and Class B Common Stock, $.01 par value; 150,000,000 and 75,000,000 shares authorized, respectively;
Class A – issued 52,124,024 and 52,013,609 at June 30, 2011 and March 31, 2011, respectively; outstanding 48,714,974 and 48,604,559 at June 30, 2011 and March 31, 2011, respectively	0.5	0.5
Class B – issued 11,245,857 and 11,300,857 at June 30, 2011 and March 31, 2011, respectively; outstanding 11,151,285 and 11,206,285 at June 30, 2011 and March 31, 2011, respectively (convertible into Class A shares on a one-for-one basis)	0.1	0.1
Additional paid-in capital	203.5	203.0
Accumulated deficit	(502.8)	(525.7)
Accumulated other comprehensive income	0.2	1.7
Less: Treasury stock, 3,409,050 shares of Class A and 94,572 shares of Class B Common Stock at June 30, 2011 and March 31, 2011, at cost	(57.4)	(57.4)

Total Shareholders’ Deficit	(355.9)	(377.8)

Total Liabilities and Shareholders’ Deficit	$474.0	$564.7

See Accompanying Notes to Consolidated Financial Statements (unaudited).

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; dollars in millions)

	Three Months Ended June 30,
	2011 (As Restated)	2010
Operating Activities:
Net income (loss)	$22.9	$(34.6)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6.2	5.1
Gain from sale of assets, net	0	(20.3)
Change in warrant liability	(60.3)	0
Impairment of intangible assets	0	1.9
Deferred income tax provision	3.3	2.7
Other	0.9	1.6
Changes in operating assets and liabilities:
Receivables, net	22.4	0.6
Inventories	(2.5)	0.4
Accounts payable and accrued liabilities	(3.6)	(16.7)
Other assets and liabilities	(19.6)	7.7

Net cash used in operating activities	(30.3)	(51.6)

Investing Activities:
Purchase of property and equipment	(0.2)	(0.3)
Proceeds from sales of property and equipment disposals	0	0.4
Proceeds from sale of business/assets, net of fees	0	33.0
Proceeds from sale of marketable securities	2.5	0.1

Net cash provided by investing activities	2.3	33.2

Financing Activities:
Payments on debt, net	(0.6)	(0.7)

Net cash used in financing activities	(0.6)	(0.7)

Effect of foreign exchange rate changes on cash	(0.2)	0

Decrease in cash and cash equivalents	(28.8)	(19.1)
Cash and cash equivalents:
Beginning of period	137.6	60.7

End of period	$108.8	$41.6

Supplemental Information:
Interest paid	$3.0	$3.0
Stock options exercised (at expiration of two-year forfeiture period)	0.1	0

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

Our original strategy was to engage in the development of proprietary drug delivery systems and formulation technologies which enhance the effectiveness of new therapeutic agents and existing pharmaceutical products. Today, we utilize one of those technologies, SITE RELEASE ® in two products expected to return to our branded portfolio prior to the end of calendar year 2011, at the earliest. Going forward, our business strategy will be primarily defined by the potential in-licensing and acquisition of pharmaceutical products rather than the historical strategy of the internal development of pharmaceutical products.

During fiscal year 2009, the Company announced six separate voluntary recalls of certain tablet form generic products as a precaution due to the potential existence of oversized tablets. In December 2008, the Food and Drug Administration (the “FDA”) began an inspection of the Company’s facilities. The Company suspended shipments of all approved tablet-form products in December 2008 and of all other drug products in January 2009. Also, in January 2009, the Company initiated a nationwide voluntary recall affecting most of its products. On March 2, 2009, the Company entered into a consent decree with the FDA regarding its drug manufacturing and distribution. The consent decree was entered by the U.S. District Court, Eastern District of Missouri, and Eastern Division on March 6, 2009. As part of the consent decree, the Company agreed not to directly or indirectly do or cause the manufacture, processing, packing, labeling, holding, introduction or delivery for introduction into interstate commerce at or from any of its facilities of any drug, until the Company has satisfied certain requirements designed to demonstrate compliance with the FDA’s current good manufacturing practice (“cGMP”) regulations. The consent decree provides for a series of measures that, when satisfied, will permit the Company to resume the manufacture and distribution of approved drug products. The Company has also agreed not to distribute its products that are not FDA approved, including its prenatal vitamins and hematinic products, unless it obtains FDA approval for such products through the FDA’s New Drug Application (“NDA”) or Abbreviated New Drug Application (“ANDA”) processes. These actions and the requirements under the consent decree have had, and are expected to continue to have, a material adverse effect on the Company’s liquidity position and its results of operations. We resumed shipment of extended-release potassium chloride capsule, Micro-K ® 10mEq and Micro-K ® 8mEq, in September 2010, resumed shipments of the generic version Potassium Chloride Extended Release Capsule in December 2010 and we began shipping Makena®, a drug manufactured by a third party, in March 2011. We are continuing to prepare other products for FDA inspection although we do not expect to resume shipping other products until prior to the end of calendar 2011, at the earliest.

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

Lachman certified the manufacture of the product on July 27, 2010, and the FDA subsequently conducted its own inspection during the week of August 16, 2010 of our facilities, systems and processes as outlined in the consent decree and found no adverse findings. The Company received notification from the FDA on September 8, 2010 of approval for our discontinued generics operations to ship into the marketplace the first product approved under the consent decree, i.e., the Potassium Chloride Extended Release Capsule. We resumed shipment of extended-release potassium chloride capsule, Micro-K ® 10mEq and Micro-K ® 8mEq, in September 2010. We resumed shipments of the generic version Potassium Chloride Extended Release Capsule in December 2010.

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

Hologic Agreement

On January 16, 2008, the Company entered into the Original Makena® Agreement with Cytyc Prenatal Products Corp. and Hologic, Inc. (Cytyc Prenatal Products Corp. and Hologic, Inc. are referred to collectively as “Hologic”) to acquire the U.S. and worldwide royalty free, exclusive rights to Makena® (hydroxyprogesterone caproate) and certain related assets upon approval of the pending New Drug Application for Makena®. On January 8, 2010, the Company and Hologic entered into Amendment No. 1 to the Original Makena® Agreement, which, among other things, included a $70.0 cash payment for the exclusive rights to Makena®, which was recorded as purchased in-process research and development expense on the statement of operations for the fiscal year ended March 31, 2010. On February 4, 2011, the Company entered into Amendment No. 2 to the Original Makena® Agreement. The amendments set forth in Amendment No. 2 reduced the payment to be made on the fifth business day following the day on which

Hologic gave the Company notice that the FDA has approved Makena® (the “Transfer Date”) to $12.5 and revised the schedule for making the remaining payments of $107.5. Under these revised payment provisions, after the $12.5 payment on the Transfer Date and a subsequent $12.5 payment 12 months after the date the FDA approved Makena® (the “Approval Date”), the Company has the right to elect between the two alternate payment schedules for the remaining payments, with royalties of 5% of the net sales of Makena® payable for certain periods and under different circumstances, depending on when the Company elects to make the remaining payments. The Company may make any of the payments on or before their due dates, and the date on which the Company makes the final payment contemplated by the selected payment schedule will be the final payment date, after which royalties, if any, will cease to accrue.

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

Under the Indenture governing the $225.0 aggregate principal amount of 12% Senior Secured Notes due 2015 (the “2015 Notes”), described further below, the Company shall make a $45.0 payment on or prior to the first anniversary of the Makena® NDA Approval Date; provided that notwithstanding the foregoing, the Company shall have the ability to modify the amount or timing of such payment so long as the revised payment schedule (i) is not materially less favorable to holders of the 2015 Notes than the royalty schedule under the Makena® agreement as in effect on the issue date of the 2015 Notes and (ii) does not increase the total payments to Hologic during the term of the 2015 Notes.

The Company has made all of its required payments as of June 30, 2011.

FDA Inspections of KV

In February 2011, the FDA conducted an inspection with respect to the Company’s Clindesse ® product and issued a Form 483 Report with certain observations. On February 28, 2011, the Company filed its responses with the FDA with respect to such observations.

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

Under the terms of the Bridge Loan agreement, the Company paid interest at an annual rate of 16.5% (5% of which was payable in kind) with a maturity date in March 2013. The Company furnished as collateral substantially all assets of the Company to secure the loan. The Bridge Loan was guaranteed by certain of the Company’s domestic subsidiaries and the guarantors furnished as collateral substantially all of their assets to secure the guarantee obligations. In addition, the Company issued stock warrants to U.S. Healthcare granting them rights to purchase up to 12.6 million shares of the Company’s Class A Common Stock (the “Initial Warrants”). The Initial Warrants have an exercise price of $1.62 per share and are subject to possible anti-dilutive adjustment. These Initial Warrants were valued at $22.4 using a Monte Carlo simulation model utilizing the following assumptions: risk free rate of 1.5%; expected volatility of 99.0%; expected dividend of $0; expected life of five years and a probability of the Company issuing additional common stock (“Fundamental Transaction”) of 10% after the stock price reaches $10.00 per share.

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

The Company then allocated the proportionate share of the fair value of the Initial Warrants of $14.9 as a discount to the Bridge Loan. The discount was being amortized using the effective interest method to interest expense based upon the maturity date of the Bridge Loan. In March 2011, the Company retired the Bridge Loan and expensed the remaining discount in loss on extinguishment of debt.

The $120.0 Multi-Draw Term Loan consisted of three tranches that would have been available to the Company following the achievement of certain conditions. The first tranche of $80.0 would have been available upon the approval of Makena® and would have been used to repay the Bridge Loan of $60.0, make a milestone payment to Hologic, and provide funds for general corporate and working capital purposes. The second tranche of $20.0 would have been available to the Company upon achieving at least one of certain performance thresholds including either, (1) certain metrics associated with Evamist ®, or (2) receiving FDA approval for the manufacture and distribution of Clindesse ® and Gynazole-1 ®. The proceeds of the second tranche would have been used for general corporate and working capital purposes. The third tranche of $20.0 would have been available to the Company upon evidencing its ability, to the satisfaction of U.S. Healthcare, to meet certain liquidity thresholds necessary to satisfy future obligations, including a future milestone payment to Hologic that is due to be paid one year following FDA approval of Makena®. The proceeds from the third tranche would have been used for general corporate and working capital purposes.

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

Restatement of Consolidated Financial Statements

The Company originally classified the Warrants as equity instruments from their respective issuance date until the March 17, 2011 amendment of the Warrant provisions which added a contingency feature and an escrow requirement as described in Note 1. At that date, the Warrants were revalued and reclassified from equity into liabilities. The Company also had originally used a Black-Scholes option valuation model to determine the value of the Warrants. Upon a re-examination of the provisions of the Warrants, the Company determined that the non-standard anti-dilution provisions contained in the Initial Warrants and the as amended Warrants require that (a) the Warrants be treated as liabilities from their respective issuance dates and (b) their value should be calculated utilizing a valuation model which considers the mandatory conversion features of the Warrants and the possibility that the Company issues additional common shares or common share equivalents that, in turn, could result in a change to the number of shares issuable upon exercise of the Warrants and the related exercise price. Accordingly, the Company has restated its consolidated financial statements for the fiscal year ended March 31, 2011, and for the quarters ended December 31, 2010 and June 30, 2011. The Company also classified the Warrants as a long-term liability.

The impact of the restatement as of June 30, 2011 and March 31, 2011, and for the quarter ended June 30, 2011 is described in the table below. The restatement did not change the Company’s reported cash and cash equivalents, operating expenses, operating losses or cash flows from operations.

	June 30, 2011		March 31, 2011
	As Previously Reported	As Restated	As Previously Reported	As Restated
Warrant liability	$51.4	$0	$112.3	$0
Accrued liabilities	144.0	151.5	141.9	149.4
Total current liabilities	243.1	199.2	367.8	263.0
Warrant liability	0	48.3	0	108.6
Total liabilities	825.5	829.9	938.7	942.5
Additional paid-in capital	109.6	203.5	109.1	203.0
Accumulated deficit	(404.5)	(502.8)	(428.0)	(525.7)
Total shareholders’ deficit	(351.5)	(355.9)	(374.0)	(377.8)

	Three Months Ended June 30, 2011
	As Previously Reported	As Restated
Statement of Operations data:
Change in warrant liability	$(60.9)	$(60.3)
Total other (income) expense	(53.5)	(52.9)
Income from continuing operations before income taxes	25.4	24.8
Income from continuing operations	22.1	21.5
Net income	23.5	22.9
Basic income from continuing operations per share	0.37	0.36
Diluted income from continuing operations per share	0.25	0.26
Basic net income per share	0.39	0.38
Diluted net income per share	0.26	0.28
Comprehensive Income	22.1	21.5
Statement of Cash Flows data:
Net income	$23.5	$22.9
Change in warrant liability	(60.9)	(60.3)

2. Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) (including normal recurring accruals) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Annual Report of the Company on Form 10-K/A for the year ended March 31, 2011. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and the March 31, 2011 consolidated balance sheet is derived from audited financial statements. All material inter-company accounts and transactions have been eliminated in consolidation. Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended March 31, 2012.

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

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (1) our ability to address actions taken by the FDA, CMS and state Medicaid agencies that compromise the orphan drug exclusivity for Makena®; (2) our ability to obtain future revenues from sales of Makena® sufficient to meet our future needs and expectations; (3) the timing and number of approved products that will be reintroduced to the market and the related costs; (4) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (5) the possibility that we may need to obtain additional capital despite the proceeds from the offering of the 2015 Notes in March 2011 and the equity we were able to issue in February 2011 (see Note 1—“Description of Business—Significant Developments” ); (6) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies”; and (7) our ability to comply with debt covenants. Our assessment was further affected by our fiscal year 2011 net loss of $271.7, our net income for the three months ended June 30, 2011 of $22.9, which includes a noncash gain of $60.3 related to warrants. Excluding the noncash gain, our net loss would have been $37.4 for the three months ended June 30, 2011. Our outstanding balance of cash and cash equivalents was $108.8 as of June 30, 2011. For periods subsequent to June 30, 2011, we expect losses to continue, because we are unable to generate any significant revenues from more of our own manufactured products until we are able to begin selling more of our approved products with FDA’s approval and, with respect to products manufactured for us by third parties, until after we are able to generate significant sales of Makena® which was approved by the FDA in February 2011. We received notification from the FDA on September 8, 2010 of approval for our discontinued generics operations to ship into the marketplace the first product approved under the consent decree, i.e., the Potassium Chloride Extended Release Capsule. We resumed shipment of extended-release potassium chloride capsule, Micro-K ® 10mEq and Micro-K ® 8mEq, in September 2010, resumed shipments of the generic version of Potassium Chloride Extended Release Capsule in December 2010 and we began shipping Makena® in March 2011. We have continued to ship Evamist ®, which is manufactured for the Company by a third party, during the period covered by the consent decree. We are continuing to prepare other products for FDA inspection and do not expect to resume shipping other products until prior to the end of calendar year 2011, at the earliest. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to introduce Makena®, and to prepare for introducing and reintroducing other approved products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of more of our approved products in a timely manner and at a reasonable cost, or if revenues from the sale of approved products introduced or reintroduced into the market place prove to be insufficient, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to address, among other factors: (1) actions taken by the FDA, CMS and state Medicaid agencies that compromise the orphan drug exclusivity for Makena®; (2) sales of Makena®, which was approved by the FDA in February 2011, (3) the timing, number and revenue generation of approved products that will be introduced or reintroduced to the market and the related costs; (4) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA (other than the Potassium Chloride Extended Release Capsule, including Micro-K ® 10mEq and Micro-K ® 8mEq, products that are the subject of the FDA notification letter discussed above); (5) the possibility that we will need to obtain additional capital; (6) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies;” and (7) compliance with our debt covenants. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with introducing or reintroducing approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition and retention of the rights to

Makena® (see Note 5—“Acquisition” ), the financial obligations pursuant to the plea agreement, costs associated with our legal counsel and consultant fees, as well as the significant costs associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of certain or many of our approved products in a timely manner and at a reasonable cost and/or if we are unable to successfully commercialize Makena®, and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 16—“Commitments and Contingencies”, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, we are focused on performing the following: (1) addressing actions taken by the FDA, CMS and state Medicaid agencies that compromise the orphan drug exclusivity for Makena® ; (2) the continued commercial launch of Makena®; (3) meeting the requirements of the consent decree, which will allow our approved products to be reintroduced to the market (other than the Potassium Chloride Extended Release Capsule products, including Micro-K ® 10mEq and Micro-K ® 8mEq, that are the subject of the FDA notification letter previously discussed); (4) the divestiture of Nesher and the Company’s generics business; and (5) pursuing various means to minimize operating costs and increase cash. Since December 31, 2010, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirements from a $32.3 million private placement of Class A Common Stock in February 2011 and $225 from the 2015 Notes in March 2011 (which were used, in part, to repay all existing obligations under the agreement with U.S. Healthcare) (see Note 12—“Long-Term Debt” for a description of the 2015 Notes). While the cash proceeds received to date were sufficient to meet near-term cash requirements, we are pursuing ongoing efforts to increase cash, including, the continued implementation of cost savings, the divestiture of Nesher and the Company’s generics business and other non-core assets and the return of certain additional approved products to market in a timely manner. We cannot provide assurance that we will be able to realize additional cost reductions from reducing our operations, that some or many of our approved products can be returned to the market in a timely manner (other than the Potassium Chloride Extended Release Capsule, including Micro-K ® 10mEq and Micro-K ® 8mEq products that are the subject of the FDA notification letter previously discussed above), that our higher profit approved products will return to the market in the near term or at all or that we can obtain additional cash through asset sales or the sale of equity or the successful commercial launch of Makena®. If we are unsuccessful in our efforts to address the actions taken by the FDA, CMS and state Medicaid agencies that compromise the orphan drug exclusivity for Makena® , increase sales of Makena® , introduce or return our products to market at adequate levels, or to sell assets or raise additional equity, we may be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

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

5. Acquisitions

On January 16, 2008, the Company entered into the Original Makena® Agreement with Cytyc Prenatal Products Corp. and Hologic, Inc. (Cytyc Prenatal Products Corp. and Hologic, Inc. are referred to collectively as “Hologic”) to acquire the U.S. and worldwide royalty free, exclusive rights to Makena® (hydroxyprogesterone caproate) and certain related assets upon approval of the pending New Drug Application for Makena®. On January 8, 2010, the Company and Hologic entered into Amendment No. 1 to the Original Makena® Agreement, which, among other things, included a $70.0 cash payment for the exclusive rights to Makena®, which was recorded as purchased in-process research and development expense on the statement of operations for the fiscal year ended March 31, 2010. On February 4, 2011, the Company entered into Amendment No. 2 to the Original Makena® Agreement. The amendments set forth in Amendment No. 2 reduced the payment to be made on the fifth business day following the day on which Hologic gave the Company notice that the FDA has approved Makena® (the “Transfer Date”) to $12.5 and revised the schedule for making the remaining payments of $107.5. Under these revised payment provisions, after the $12.5 payment on the Transfer Date and a subsequent $12.5 payment 12 months after the date the FDA approved Makena® (the “Approval Date”), the Company has the right to elect between the two alternate payment schedules, as described below, for the remaining payments, with royalties of 5% of the net sales of Makena® payable for certain periods and under different circumstances, depending on when the Company elects to make the remaining payments. The Company may make any of the payments on or before their due dates, and the date on which the Company makes the final payment contemplated by the selected payment schedule will be the final payment date, after which royalties, if any, will cease to accrue.

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

Under the Indenture governing the $225.0 aggregate principal amount of 2015 Notes due 2015, described further below, the Company shall make a $45.0 payment on or prior to the first anniversary of the Makena® NDA Approval Date; provided that notwithstanding the foregoing, the Company shall have the ability to modify the amount or timing of such payment so long as the revised payment schedule (i) is not materially less favorable to security holders of the 2015 Notes than the royalty schedule under the Makena® agreement as in effect on the issue date of the 2015 Notes and (ii) does not increase the total payments to Hologic during the term of the 2015 Notes. The Company has made all its required payments as of June 30, 2011.

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

The following tables set forth the computation of basic and diluted income (loss) per share for the three months ended June 30, 2011 and 2010 (shares in millions):

	Three Months Ended June 30, 2011 (As Restated)		Three Months Ended June 30, 2010
	Class A	Class B	Class A	Class B
Basic income (loss) per share:
Numerator:
Allocation of undistributed income (loss) from continuing operations	$17.4	$4.0	$(29.0)	$(9.4)
Allocation of undistributed income (loss) from discontinued operations	1.2	0.2	(6.8)	(2.2)
Allocation of undistributed gain from sale of discontinued operations	0	0	9.6	3.2

Allocation of undistributed income (loss)	$18.6	$4.2	$(26.2)	$(8.4)

Denominator:
Weighted average shares outstanding	48.7	11.3	37.8	12.2

Basic income (loss) per share from continuing operations	$0.36	$0.36	$(0.77)	$(0.77)
Basic income (loss) per share from discontinued operations	0.02	0.02	(0.18)	(0.18)
Basic income per share from gain on sale of discontinued operations	0	0	0.26	0.26

Basic income (loss) per share	$0.38	$0.38	$(0.69)	$(0.69)

	Three Months Ended June 30, 2011 (As Restated)		Three Months Ended June 30, 2010
	Class A	Class B	Class A	Class B
Diluted income (loss) per share:
Numerator:
Allocation of undistributed income (loss) from continuing operations	$17.4	$4.0	$(29.0)	$(9.4)
Reallocation of undistributed income (loss) from continuing operations as a result of conversion of Class B to Class A shares	4.0	0	(9.4)	0
Reallocation of undistributed loss from continuing operations to Class B shares	0	(1.1)	0	0

Allocation of undistributed income (loss) from continuing operations for diluted computation	21.4	2.9	(38.4)	(9.4)

Allocation of undistributed income (loss) from discontinued operations	1.2	0.2	(6.8)	(2.2)
Reallocation of undistributed income (loss) from discontinued operations as a result of conversion of Class B to Class A shares	0.2	0	(2.2)	0

Allocation of undistributed income (loss) from discontinued operations for diluted computation	1.4	0.2	(9.0)	(2.2)

Allocation of undistributed gain from sale of discontinued operations	0	0	9.6	3.2
Reallocation of undistributed gain from sale of discontinued operations as a result of conversion of Class B to Class A shares	0	0	3.2	0

Allocation of undistributed gain from sale of discontinued operations for diluted computation	0	0	12.8	3.2

Allocation of undistributed income (loss)	$22.8	$3.1	$(34.6)	$(8.4)

Denominator:
Number of shares used in basic computation	48.7	11.3	37.8	12.2
Weighted average effect of dilutive securities:
Conversion of Class B to Class A shares	11.3	0	12.2	0
Employee stock options	2.1	0	0	0
Convertible preferred stock	0.3	0	0	0
Convertible notes	8.7	0	0	0
Warrants	10.5	0	0	0

Number of shares used in per share computations	81.6	11.3	50.0	12.2

Diluted income (loss) per share from continuing operations	$0.26	$0.26	$(0.77)	$(0.77)
Diluted income (loss) per share from discontinued operations	0.02	0.02	(0.18)	(0.18)
Diluted income per share from gain on sale of discontinued operations	0	0	0.26	0.26

Diluted income (loss) per share (1)(2)	$0.28	$0.28	$(0.69)	$(0.69)

(1)	As of June 30, 2011, there were stock options to purchase 0.9 out of the money shares of Class A Common Stock, and less than 0.1 out of the money stock options of Class B Common Stock, that were excluded from the computation of diluted income per share because their effect would have been anti-dilutive.
(2)	As of June 30, 2010, there were stock options to purchase less than 0.1 shares (excluding 3.8 out of the money stock options) of Class A Common Stock, stock options to purchase 0.1 out of the money shares of Class B Common Stock, preferred shares convertible into 0.3 shares of Class A Common Stock, and $200 principal amount of convertible notes convertible into 8.7 shares of Class A Common Stock, that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.

7. Investment Securities

The carrying amount of available-for-sale securities and their approximate fair values at June 30, 2011 and March 31, 2011 were as follows:

	June 30, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current auction rate securities	$22.8	$1.1	$0	$23.9

	March 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current auction rate securities	$54.3	$2.9	$0	$57.2

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

The following tables present the Company’s fair value hierarchy as of June 30, 2011 for those financial assets measured at fair value on a recurring basis:

	Fair Value Measurements at June 30, 2011
	Total	Level 1	Level 2	Level 3
Current ARS	$23.9	$0	$0	$23.9
Warrant Liability (As Restated)	(48.3)	0	0	(48.3)

The following tables present the Company’s fair value hierarchy as of March 31, 2011 for those financial assets measured at fair value on a recurring basis:

	Fair Value Measurements at March 31, 2011
	Total	Level 1	Level 2	Level 3
Current ARS	$57.2	$0	$0	$57.2
Warrant Liability (As Restated)	(108.6)	0	0	(108.6)

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

The Company’s warrant liability represents warrants issued to U.S. Healthcare to purchase an aggregate of up to 20.1 million shares of Class A Common Stock at an exercise price of $1.62 per share (See Note 15—“Warrant Liability”).

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

The following tables present the changes in fair value for financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

ARS (Level 3)

Current Auction Rate Securities (Level 3)
Balance at April 1, 2011	$57.2
Unrealized loss included in other comprehensive loss	(1.8)
Redemptions	(31.5)

Balance at June 30, 2011	$23.9

Warrant Liability (Level 3)

Warrants (Level 3) (As Restated)
Balance at April 1, 2011	$(108.6)
Unrealized gain included in other income	60.3

Balance at June 30, 2011	$(48.3)

9. Inventories

Inventories, net of reserves, consisted of:

	2011
	June 30,	March 31,
Raw materials	$0	$0
Finished goods	0.9	1.0

Total inventories	$0.9	$1.0

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

10. Intangible Assets

Intangible assets consisted of:

	2011
	June 30,			March 31,
	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
Product rights acquired:
Makena®	$119.6	$(7.1)	$112.5	$119.6	$(2.8)	$116.8
Evamist®	21.2	(9.3)	11.9	21.2	(9.0)	12.2
Trademarks acquired:
Evamist®	5.1	(2.6)	2.5	5.1	(2.5)	2.6
License agreements:
Evamist®	35.6	(16.9)	18.7	35.6	(16.5)	19.1
Covenants not to compete:
Evamist®	0.6	(0.6)	0	0.6	(0.6)	0
Trademarks and patents	2.1	(2.1)	0	2.1	(2.1)	0
Other	0.4	(0.2)	0.2	0.4	(0.2)	0.2

Total intangible assets	$184.6	$(38.8)	$145.8	$184.6	$(33.7)	$150.9

(a)	Gross Carrying Amount is shown net of impairment charges.

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

11. Accrued Severance

Accrued severance consists primarily of severance benefits owed to employees whose employment was terminated in connection with the ongoing realignment of the Company’s cost structure. No severance expense was recorded in the quarter ended June 30, 2011. The activity in accrued severance for the three months ended June 30, 2011 and twelve months ended March 31, 2011 are summarized as follows:

	2011
	June 30,	March 31,
Balance at beginning of period	$0.6	$2.5
Provision for severance benefits(a)	0	1.8
Amounts charged to accrual	(0.4)	(3.7)

Balance at end of period	$0.2	$0.6

(a)	Includes amounts that were not classified as restructuring charges.

12. Long-Term Debt

Long-term debt consisted of:

	2011
	June 30,	March 31,
Convertible notes	$200.0	$200.0
Senior notes (less unamortized discount of $6.3 and $6.7, respectively)	218.7	218.3
Building mortgages	32.5	33.0
Collateralized borrowing	21.0	52.4

	472.2	503.7
Less current portion	(23.5)	(85.4)

	$448.7	$418.3

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

13. Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s shareholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that, under U.S. GAAP, are included in comprehensive income (loss), but excluded from net income (loss) as these amounts are recorded directly as an adjustment to shareholders’ deficit. For the Company, comprehensive income (loss) is comprised of net income (loss), the net changes in unrealized gains and losses on available for sale marketable securities, net of applicable income taxes, and changes in the cumulative foreign currency translation adjustment. Total comprehensive income (loss) was $21.5 and $(35.1) for the three months ended June 30, 2011 and 2010, respectively.

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

The Divested Assets, as more fully described in the Agreement, consist of: (i) all rights, title and interest in and to the Company’s Micro-K ® 8 mEq and 10 mEq products and the Company’s generic products, including the Company’s Potassium Chloride ER Capsule products; (ii) the New Drug Applications and Abbreviated New Drug Applications related to the products; (iii) certain real property and real property leases associated with Nesher and the Company’s generics products business; (iv) manufacturing and other equipment associated with Nesher and the Company’s generics products business; (v) contracts, marketing materials and books and records associated with Nesher and the Company’s generics products business; (vi) the raw materials, work-in-process and finished products inventories associated with Nesher and the Company’s generics product business as of the closing of the transaction; (vii) the Company’s accounts receivable and prepaid expenses associated with Nesher and the Company’s generics products business; and (viii) certain intellectual property associated with Nesher and the Company’s generics products business, including the trade name “Nesher.”

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

15. Warrant Liability

As described in Note 1—“Description of Business,” the Company issued Warrants to U.S. Healthcare in November 2010 and March 2011 to purchase an aggregate of up to 20.1 million shares of Class A Common Stock at an exercise price of $1.62 per share. The $53.5 decrease in the value of the Warrants for the three months ended June 30, 2011 is reflected as a change in warrant liabilities in our consolidated statement of operations which resulted primarily from a decline in the Company’s stock price.

The Warrants expire November 17, 2015, but may be extended by up to two additional years if the holders become subject to certain percentage ownership limitations that prevent their exercise in full at the time of their stated expiration. The Company may require that the holders exercise the Warrants before their expiration if the average of the closing prices of the Class A Common Stock for at least 30 consecutive trading days exceeds $15.00, the closing prices of the Class A Common Stock have exceeded $15.00 for 10 consecutive trading days, the shares issuable upon exercise may be resold under an effective registration statement or the resale is exempt from registration and the shares are listed on the New York Stock Exchange (“NYSE”) or the National Association of Securities Dealers Automated Quotation. The Warrants also contain certain non-standard anti-dilution provisions included at the request of U. S. Healthcare, pursuant to which the number of shares subject to the Warrants may be increased and the exercise price may be decreased. These anti-dilution provisions are triggered upon certain sales of securities by the Company and certain other events. The Warrants do not contain any preemptive rights. The Warrants also contain certain restrictions on the ability to exercise the Warrants in the event that such exercise would result in the holder of the Warrants owning greater than 4.99% of the shares of the Company’s outstanding Class A Common Stock after giving effect to the exercise. The Warrants are exercisable solely on a cashless exercise basis under which in lieu of paying the exercise price in cash, the holders will be deemed to have surrendered a number of shares of Class A Common Stock with market value equal to the exercise price and will be entitled to receive a net amount of shares of Class A Common Stock after reduction for the shares deemed surrendered. In connection with the issuance of the Warrants, the Company agreed to register up to 20.1 million shares of our Class A Common Stock issuable upon the exercise of the Warrants. (See Note 1—“Restatement of Consolidated Financial Statements” for further discussion on Warrants.)

The calculation of the estimated fair value of the Warrants using a Monte Carlo simulation model requires, application of critical assumptions, including the possibility of a probability of the Company issuing additional common stock (“Fundamental Transaction”) occurring, reflecting conditions at each valuation date. The Company recomputes the fair value of the Warrants at the end of each quarterly reporting period using subjective input assumptions consistently applied for each period. If the Company was to alter its assumptions or the number of input based on such assumptions, the resulting estimated fair value could be materially different.

The fair value of the Warrants at June 30, 2011 and March 31, 2011, was estimated utilizing the following assumptions (As Restated):

	March 31, 2011 Revaluation	June 30, 2011 Revaluation
Number of Warrants	20,038,410	20,038,410
Aggregate fair value (a)	$108.6	$48.3
Risk free discount rate	2.15%	1.54%
Volatility rate	99.00%	106.00%
Dividend rate	0.00%	0.00%
Contractual life (years)	4.6	4.4
Fundamental Transaction (b)	10.0%	10.0%

(a)	Prior to the value of the contingency features described in Note 1.
(b)	After the stock price reaches $10.00 per share.

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

On February 3, 2009, plaintiff Harold Crocker filed a putative class-action complaint against the Company in the United States District Court for the Eastern District of Missouri, Crocker v. KV Pharmaceutical Co., et al ., No. 4-09-cv-198-CEJ. The Crocker case was followed shortly thereafter by two similar cases, also in the Eastern District of Missouri ( Bodnar v. KV Pharmaceutical Co., et al ., No. 4:09-cv-00222-HEA, on February 9, 2009, and Knoll v. KV Pharmaceutical Co., et al ., No. 4:09-cv-00297-JCH, on February 24, 2009). The two later cases were consolidated into Crocker so that only a single action existed thereafter, and the plaintiffs filed a Consolidated Amended Complaint on June 26, 2009 (“Complaint”).

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

On December 2, 2008, plaintiff Joseph Mas filed a complaint against the Company, in the United States District Court for the Eastern District of Missouri, Mas v. KV Pharma. Co., et al ., Case No. 08-CV-1859. On January 9, 2009, plaintiff Herman Unvericht filed a complaint against the Company also in the Eastern District of Missouri, Unvericht v. KV Pharma. Co., et al ., Case No. 09-CV-0061. On January 21, 2009, plaintiff Norfolk County Retirement System filed a complaint against the Company, again in the Eastern District of Missouri, Norfolk County Retirement System v. KV Pharma. Co., et al ., Case No. 09-CV-00138. The operative complaints in these three cases purport to state claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, on behalf of a putative class of stock purchasers. On April 15, 2009, the Honorable Carol E. Jackson consolidated the Unvericht and Norfolk County cases into the Mas case already before her. The amended complaint for the consolidated action, styled Public Pension Fund Group v. KV Pharma. Co., et al ., Case No. 4:08-CV-1859 (CEJ), was filed on May 22, 2009. Defendants, including the Company and certain of its directors and officers, moved to dismiss the amended complaint on July 27, 2009, and briefing was completed on the motions to dismiss on September 3, 2009. The court granted the motion to dismiss the Company and all individual defendants in February 2010. On March 18, 2010, the plaintiffs filed a motion for relief from the order of dismissal and to amend their complaint, and also filed a notice of appeal. The Company filed its opposition to plaintiffs’ motion for relief from judgment and to amend the complaint on April 8, 2010. Briefing was completed on April 29, 2010. On October 20, 2010, the Court denied plaintiffs’ motion for relief from the order of dismissal and to amend pleadings. On November 1, 2010, plaintiffs’ filed a notice of appeal. The Company is attempting to schedule mediation with the plaintiffs.

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

The Company and/or ETHEX are named defendants in at least 34 pending product liability or other lawsuits that relate to the voluntary product recalls initiated by the Company in late 2008 and early 2009. The plaintiffs in these lawsuits allege damages as a result of the ingestion of purportedly oversized tablets allegedly distributed in 2007 and 2008. The lawsuits are pending in federal and state courts in various jurisdictions. The 34 pending lawsuits include 4 that have settled but have not yet been dismissed. In the 34 pending lawsuits, two plaintiffs allege economic harm, 24 plaintiffs allege that a death occurred, and the plaintiffs in the remaining lawsuits allege non-fatal physical injuries. Plaintiffs’ allegations of liability are based on various theories of recovery, including, but not limited to strict liability, negligence, various breaches of warranty, misbranding, fraud and other common law and/or statutory claims. Plaintiffs seek substantial compensatory and punitive damages. Two of the lawsuits are putative class actions seeking economic damages with respect to recalled products, one of the lawsuits is on behalf of 29 claimants, and the remaining lawsuits are individual lawsuits or have two plaintiffs. One of these putative class actions, styled LeFaivre v. KV Pharmaceutical Company et al. , seeks economic damages with respect to recalled metoprolol succinate product. During January 2011, the decision of the U.S. District Court dismissing the case in favor of the Company was reversed on appeal. The Company requested reconsideration by the appellate court, which was denied in March 2011, and the Company has filed a motion for appellate review en banc, which was denied by the court on May 12, 2011. The case has been returned to the district court for further proceedings. The Company believes that these lawsuits are without merit and is vigorously defending against them, except where, in its judgment, settlement is appropriate. In addition to the 34 pending lawsuits, there are at least 21 pending pre-litigation claims (at least three of which involve a death) that may or may not eventually result in lawsuits. The Company has also resolved a significant number of related product liability lawsuits and pre-litigation claims. In addition to self insurance, the Company possesses third party product liability insurance, which the Company believes is applicable to the pending lawsuits and claims.

The Company and ETHEX were named as defendants in a complaint filed by CVS Pharmacy, Inc. (“CVS”) in the United States District Court for the District of Rhode Island on or about February 26, 2010 and styled CVS Pharmacy, Inc. v. K-V Pharmaceutical Company and Ethex Corporation (No. CA-10-095) (“CVS Complaint”). The CVS Complaint alleged three claims: breach of contract, breach of implied covenant of good faith and fair dealing, and, in the alternative, promissory estoppels. CVS’ claims were premised on the allegation that the Company and/or ETHEX failed to perform their alleged promises to either supply CVS with its requirements for certain generic drugs or reimburse CVS for any higher price it must pay to obtain the generic drugs. CVS sought damages of no less than $100.0, plus interest and costs. In March 2011, CVS and its parent CVS Caremark Corporation filed a similar complaint, seeking damages similar to those sought in the federal case and adding another breach of contract claim, in state court in Superior Court of Providence County, Rhode Island, against the Company, ETHEX and Nesher. On July 18, 2011, the parties reached a settlement in which the Company agreed to pay the aggregate amount of $9.4 to CVS as follows: (a) the Company shall forgive approximately $6.8 in past CVS purchases of Makena® and $0.3 in ETHEX credits; and (b) the Company has given CVS a credit amount of approximately $2.3 to be used for purchases of any Company product by December 15, 2011. The Company shall pay any remaining portion of the $2.3 credit to CVS in cash after December 15, 2011.

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

17. Income Taxes

The Company has federal loss carry forwards of approximately $444.0 and state loss carry forwards of approximately $567.0 at June 30, 2011. The Company also has tax credit carry forwards for alternative minimum tax, research credit, and foreign tax credit of approximately $9.7 at June 30, 2011. The loss carry forwards begin to expire in the year 2030, while the alternative minimum tax credits have no expiration date. The research credit and foreign tax credit begin to expire in the year 2026 and 2017, respectively.

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

Management believes that the operating loss for continuing operations, which is reflected without the noncash warrant gain, reported for the three months ended June 30, 2011 more likely than not will not create a future tax benefit. As such, a valuation allowance of $15.7 has been charged to income tax expense for the three months ended June 30, 2011 to offset that benefit. The Company has also reported a provision for income taxes for the three months ended June 30, 2011 due primarily to the timing of certain deferred tax liabilities which are not scheduled to reverse within the applicable carry forward periods for the deferred tax assets.

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

KV Pharmaceutical Company

Condensed Consolidating Balance Sheets

	June 30, 2011 (As Previously Reported)
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$108.7	$0.1	$0	0	$108.8
Restricted cash	34.5	0	0	0	34.5
Investment securities	23.9	0	0	0	23.9
Intercompany receivables	0	319.5	1,231.9	(1,551.4)	0
Inventory	0.2	0.7	0	0	0.9
Receivables, net and other current assets	10.1	9.2	(0.7)	0	18.6
Current assets held for sale	8.5	7.6	0	0	16.1

Total current assets	185.9	337.1	1,231.2	(1,551.4)	202.8

Property and equipment, less accumulated depreciation	67.0	0.1	0	0	67.1
Investment in subsidiaries	1,434.7	0	0	(1,434.7)	0
Intangible assets, net	0.8	145.0	0	0	145.8
Other assets	14.2	0	0	0	14.2
Noncurrent assets held for sale	29.7	14.4	0	0	44.1

Total Assets	$1,732.3	$496.6	$1,231.2	$(2,986.1)	$474.0

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current maturities of long-term debt	$23.5	$0	$0	$0	$23.5
Intercompany payable	1,307.6	243.8	0	(1,551.4)	0
Warrant liability	51.4	0	0	0	51.4
Accounts payable and other current liabilities	117.5	20.7	27.2	0	165.4
Current liabilities associated with assets held for sale	1.4	1.4	0	0	2.8

Total current liabilities	1,501.4	265.9	27.2	(1,551.4)	243.1

Long-term debt, less current maturities	448.7	0	0	0	448.7
Deferred tax liability	60.2	0	0	0	60.2
Long-term liabilities	73.5	0	0	0	73.5
Shareholders’ equity (deficit)	(351.5)	230.7	1,204.0	(1,434.7)	(351.5)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,732.3	$496.6	$1,231.2	$(2,986.1)	$474.0

	June 30, 2011 (As Restated)
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$108.7	$0.1	$0	0	$108.8
Restricted cash	34.5	0	0	0	34.5
Investment securities	23.9	0	0	0	23.9
Intercompany receivables	0	319.5	1,231.9	(1,551.4)	0
Inventory	0.2	0.7	0	0	0.9
Receivables and other current assets	10.1	9.2	(0.7)	0	18.6
Current assets held for sale	8.5	7.6	0	0	16.1

Total current assets	185.9	337.1	1,231.2	(1,551.4)	202.8

Property and equipment, less accumulated depreciation	67.0	0.1	0	0	67.1
Investment in subsidiaries	1,434.7	0	0	(1,434.7)	0
Intangible assets, net	0.8	145.0	0	0	145.8
Other assets	14.2	0	0	0	14.2
Noncurrent assets held for sale	29.7	14.4	0	0	44.1

Total Assets	$1,732.3	$496.6	$1,231.2	$(2,986.1)	$474.0

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current maturities of long-term debt	$23.5	$0	$0	$0	$23.5
Intercompany payable	1,307.6	243.8	0	(1,551.4)	0
Accounts payable and other current liabilities	125.0	20.7	27.2	0	172.9
Current liabilities associated with assets held for sale	1.4	1.4	0	0	2.8

Total current liabilities	1,457.5	265.9	27.2	(1,551.4)	199.2

Long-term debt, less current maturities	448.7	0	0	0	448.7
Warrant liability	48.3	0	0	0	48.3
Deferred tax liability	60.2	0	0	0	60.2
Long-term liabilities	73.5	0	0	0	73.5
Shareholders’ equity (deficit)	(355.9)	230.7	1,204.0	(1,434.7)	(355.9)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,732.3	$496.6	$1,231.2	$(2,986.1)	$474.0

	March 31, 2011 (As Previously Reported)
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$137.4	$0.2	$0	$0	$137.6
Restricted cash	34.5	0	0	0	34.5
Investment securities	57.2	0	0	0	57.2
Intercompany receivables	0	322.1	1,233.1	(1,555.2)	0
Inventory	0.2	0.8	0	0	1.0
Receivables, net and other current assets	10.9	36.3	0	0	47.2
Current assets held for sale	6.1	2.9	0	0	9.0

Total current assets	246.3	362.3	1,233.1	(1,555.2)	286.5

Property and equipment, less accumulated depreciation	67.5	0.1	0	0	67.6
Investment in subsidiaries	1,441.8	0	0	(1,441.8)	0
Intangible assets, net	0	150.9	0	0	150.9
Other assets	14.9	0.2	0	0	15.1
Noncurrent assets held for sale	30.3	14.3	0	0	44.6

Total Assets	$1,800.8	$527.8	$1,233.1	$(2,997.0)	$564.7

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current maturities of long-term debt	$85.4	$0	$0	$0	$85.4
Intercompany payable	1,311.5	243.7	0	(1,555.2)	0
Warrant liability	112.3	0	0	0	112.3
Accounts payable and other current liabilities	94.7	46.2	26.7	0	167.6
Current liabilities associated with assets held for sale	0	0	2.5	0	2.5

Total current liabilities	1,603.9	289.9	29.2	(1,555.2)	367.8

Long-term debt, less current maturities	418.3	0	0	0	418.3
Deferred tax liability	57.4	0	0	0	57.4
Long-term liabilities	95.2	0	0	0	95.2
Shareholders’ equity (deficit)	(374.0)	237.9	1,203.9	(1,441.8)	(374.0)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,800.8	$527.8	$1,233.1	$(2,997.0)	$564.7

	March 31, 2011 (As Restated)
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$137.4	$0.2	$0	$0	$137.6
Restricted cash	34.5	0	0	0	34.5
Investment securities	57.2	0	0	0	57.2
Intercompany receivables	0	322.1	1,233.1	(1,555.2)	0
Inventory	0.2	0.8	0	0	1.0
Receivables, net and other current assets	10.9	36.3	0	0	47.2
Current assets held for sale	6.1	2.9	0	0	9.0

Total current assets	246.3	362.3	1,233.1	(1,555.2)	286.5

Property and equipment, less accumulated depreciation	67.5	0.1	0	0	67.6
Investment in subsidiaries	1,441.8	0	0	(1,441.8)	0
Intangible assets, net	0	150.9	0	0	150.9
Other assets	14.9	0.2	0	0	15.1
Noncurrent assets held for sale	30.3	14.3	0	0	44.6

Total Assets	$1,800.8	$527.8	$1,233.1	$(2,997.0)	$564.7

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current maturities of long-term debt	$85.4	$0	$0	$0	$85.4
Intercompany payable	1,311.5	243.7	0	(1,555.2)	0
Accounts payable and other current liabilities	102.2	46.2	26.7	0	175.1
Current liabilities associated with assets held for sale	0	0	2.5	0	2.5

Total current liabilities	1,499.1	289.9	29.2	(1,555.2)	263.0

Long-term debt, less current maturities	418.3	0	0	0	418.3
Warrant liability	108.6	0	0	0	108.6
Deferred tax liability	57.4	0	0	0	57.4
Long-term liabilities	95.2	0	0	0	95.2
Shareholders’ equity (deficit)	(377.8)	237.9	1,203.9	(1,441.8)	(377.8)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,800.8	$527.8	$1,233.1	$(2,997.0)	$564.7

KV Pharmaceutical Company

Condensed Consolidating Statements of Operations

	Quarter ended June 30, 2011 (As Previously Reported)
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$0	$6.0	$0	$0	$6.0
Cost of sales	0.4	0.4	0	0	0.8

Gross (loss) profit	(0.4)	5.6	0	0	5.2

Research and development	2.7	0.1	0	0	2.8
Selling and administrative	12.7	17.8	0	0	30.5

Operating expenses	15.4	17.9	0	0	33.3

Operating loss	(15.8)	(12.3)	0	0	(28.1)

Change in warrant liability	(60.9)	0	0	0	(60.9)
Interest, net and other	7.3	0	0.1	0	7.4

Total other (income) expense	(53.6)	0	0.1	0	(53.5)

Income (loss) from continuing operations before income taxes	37.8	(12.3)	(0.1)	0	25.4
Income tax provision	3.3	0	0	0	3.3

Income (loss) from continuing operations	34.5	(12.3)	(0.1)	0	22.1

Equity in income (loss) of subsidiaries	(11.0)	0	0	11.0	0
Net income (loss) from discontinued operations, net of tax	0	1.4	0	0	1.4

Net income (loss)	$23.5	$(10.9)	$(0.1)	$11.0	$23.5

KV Pharmaceutical Company

Condensed Consolidating Statements of Operations

	Quarter ended June 30, 2011 (As Restated)
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$0	$6.0	$0	$0	$6.0
Cost of sales	0.4	0.4	0	0	0.8

Gross (loss) profit	(0.4)	5.6	0	0	5.2

Research and development	2.7	0.1	0	0	2.8
Selling and administrative	12.7	17.8	0	0	30.5

Operating expenses	15.4	17.9	0	0	33.3

Operating loss	(15.8)	(12.3)	0	0	(28.1)

Change in warrant liability	(60.3)	0	0	0	(60.3)
Interest, net and other	7.3	0	0.1	0	7.4

Total other (income) expense	(53.0)	0	0.1	0	(52.9)

Income (loss) from continuing operations before income taxes	37.2	(12.3)	(0.1)	0	24.8
Income tax provision	3.3	0	0	0	3.3

Income (loss) from continuing operations	33.9	(12.3)	(0.1)	0	21.5

Equity in income (loss) of subsidiaries	(11.0)	0	0	11.0	0
Net income (loss) from discontinued operations, net of tax	0	1.4	0	0	1.4

Net income (loss)	$22.9	$(10.9)	$(0.1)	$11.0	$22.9

	Quarter ended June 30, 2010
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$0	$4.0	$0	$0	$4.0
Cost of sales	0.3	0.5	0	0	0.8

Gross (loss) profit	(0.3)	3.5	0	0	3.2

Research and development	4.6	2.4	0	0	7.0
Selling and administrative	24.8	7.0	0	0	31.8
Gains on sale of assets	0	0	0	0	0

Operating expenses	29.4	9.4	0	0	38.8

Operating loss	(29.7)	(5.9)	0	0	(35.6)

Interest, net and other	(1.0)	3.3	0.1	0	2.4

Loss from continuing operations before income taxes	(28.7)	(9.2)	(0.1)	0	(38.0)
Income tax provision	0.4	0	0	0	0.4

(Loss) income from continuing operations	(29.1)	(9.2)	(0.1)	0	(38.4)

Equity in income (loss) of subsidiaries	(5.5)	0	0	5.5	0
Net loss from discontinued operations, net of tax	0	0	(9.0)	0	(9.0)
Gain on sale of discontinued operations, net of tax	0	0	12.8	0	12.8

Net income (loss)	$(34.6)	$(9.2)	$3.7	$5.5	$(34.6)

KV Pharmaceutical Company

Condensed Consolidating Statement of Cash flows

	Quarter ended June 30, 2011 (As Previously Reported)
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$23.5	$(10.9)	$(0.1)	$11.0	$23.5
Adjustments to reconcile net income (loss)
Equity in loss of subsidiaries	11.0	0	0	(11.0)	0
Change in warrant liability	(60.9)	0	0	0	(60.9)
Other	4.9	5.5	0	0	10.4
Changes in assets and liabilities
Receivables, excluding intercompany	44.8	(21.9)	(0.5)	0	22.4
Inventory	(2.0)	(0.5)	0	0	(2.5)
Accounts payable and accrued liabilities	22.6	(24.2)	(2.0)	0	(3.6)
Other assets and liabilities, net	(74.1)	51.9	2.6	0	(19.6)

Net cash used in operating activities	(30.2)	(0.1)	0	0	(30.3)
Investing activities:
Other investing activities, net	2.3	0	0	0	2.3
Net cash provided by investing activities	2.3	0	0	0	2.3
Financing activities:
Payments on debt, net	(0.6)	0	0	0	(0.6)
Net cash used in financing activities	(0.6)	0	0	0	(0.6)

Effect of foreign exchange rate changes on cash	(0.2)	0	0	0	(0.2)

Decrease in cash and cash equivalents	(28.7)	(0.1)	0	0	(28.8)

Cash and cash equivalents, beginning of period	137.4	0.2	0	0	137.6

Cash and cash equivalents, end of period	$108.7	$0.1	$0	$0	$108.8

	Quarter ended June 30, 2011 (As Restated)
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$22.9	$(10.9)	$(0.1)	$11.0	$22.9
Adjustments to reconcile net income (loss)
Equity in loss of subsidiaries	11.0	0	0	(11.0)	0
Change in warrant liability	(60.3)	0	0	0	(60.3)
Other	4.9	5.5	0	0	10.4
Changes in assets and liabilities
Receivables, excluding intercompany	44.8	(21.9)	(0.5)	0	22.4
Inventory	(2.0)	(0.5)	0	0	(2.5)
Accounts payable and accrued liabilities	22.6	(24.2)	(2.0)	0	(3.6)
Other assets and liabilities, net	(74.1)	51.9	2.6	0	(19.6)

Net cash used in operating activities	(30.2)	(0.1)	0	0	(30.3)
Investing activities:
Other investing activities, net	2.3	0	0	0	2.3
Net cash provided by investing activities	2.3	0	0	0	2.3
Financing activities:
Payments on debt, net	(0.6)	0	0	0	(0.6)
Net cash used in financing activities	(0.6)	0	0	0	(0.6)

Effect of foreign exchange rate changes on cash	(0.2)	0	0	0	(0.2)

Decrease in cash and cash equivalents	(28.7)	(0.1)	0	0	(28.8)

Cash and cash equivalents, beginning of period	137.4	0.2	0	0	137.6

Cash and cash equivalents, end of period	$108.7	$0.1	$0	$0	$108.8

KV Pharmaceutical Company

Condensed Consolidating Statement of Cash flows

	Quarter ended June 30, 2010
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(34.6)	$(9.2)	$3.7	$5.5	$(34.6)
Adjustments to reconcile net income (loss)
Equity in loss of subsidiaries	5.5	0	0	(5.5)	0
Change in warrant liability	(20.3)	0	0	0	(20.3)
Impairment of assets	1.9	0	0	0	1.9
Other	8.2	1.2	0	0	9.4
Changes in assets and liabilities
Receivables, excluding intercompany	(29.4)	10.8	19.2	0	0.6
Inventory	(0.1)	0.5	0	0	0.4
Accounts payable and accrued liabilities	(40.5)	7.9	15.9	0	(16.7)
Other assets and liabilities, net	57.7	(11.2)	(38.8)	0	7.7

Net cash used in operating activities	(51.6)	0	0	0	(51.6)

Investing activities:
Other investing activities, net	33.2	0	0	0	33.2

Net cash provided by investing activities	33.2	0	0	0	33.2

Financing activities:
Principle payment on long-term debt	(0.7)	0	0	0	(0.7)

Net cash used in financing activities	(0.7)	0	0	0	(0.7)

Effect of foreign exchange rate changes on cash	0	0	0	0	0

Decrease in cash and cash equivalents	(19.1)	0	0	0	(19.1)

Cash and cash equivalents, beginning of period	60.5	0.2	0	0	60.7

Cash and cash equivalents, end of period	$41.4	$0.2	$0	$0	$41.6

19. Subsequent Events

CVS

On July 18, 2011, the parties reached a settlement in which the Company agreed to pay the aggregate amount of $9.4 to CVS as follows: (a) the Company shall forgive approximately $6.8 in past CVS purchases of Makena® and (b) the Company has given CVS a credit amount of approximately $2.3 to be used for purchases of any Company product by December 15, 2011. The Company shall pay any remaining portion of the $2.3 credit to CVS in cash after December 15, 2011. As of June 30, 2011 the settlement was properly accrued.

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

Restatement of Consolidated Financial Statements

The Company issued warrants in November 2010 and March 2011 as described in Note 1—“Description of Business—Financing; Private Placement of Class A Common Stock; Private Placement of Notes” to the Notes to Consolidated Financial Statements (“Note 1”) in this Quarterly Report on Form 10-Q/A (the “Warrants”).

The Company originally classified the Warrants as equity instruments from their respective issuance dates until the March 17, 2011 amendment of the Warrant provisions which added a contingency feature and an escrow requirement as described in Note 1. At that date, the Warrants were revalued and reclassified from equity to liabilities. The Company had also originally used a Black-Scholes option pricing model to determine the value of the Warrants. Upon a re-examination of the provisions of the Warrants issued in November 2010 and March 2011, the Company determined that the non-standard anti-dilution provisions contained in the Warrants requires that (a) the Warrants all be treated as liabilities from their issuance date and b) their value should be calculated utilizing a valuation model which considers mandatory conversion features of the warrants and the possibility that the Company issues additional common shares or common share equivalents that, in turn, could result in a change to the number of shares issuable upon exercise of the Warrants and the related exercise price. As a result, the Company has revalued the warrants from the date of issuance using a Monte Carlo simulation model and reclassified as a long term liability.

As a result of the foregoing, on November 7, 2011, our Audit Committee of the Board of Directors, upon recommendation from management, determined that the previously issued consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2011 and in our Quarterly Reports on Form 10-Q for the periods ended December 31, 2010 and June 30, 2011 should not be relied upon. However, we further note that the impact of the restatement did not change the Company’s cash and cash equivalents, operating expenses, operating losses or cash flows from operations for any period or date. This Quarterly Report on Form 10-Q/A contains the restated financial statements as of and for the quarter ended June 30, 2011. The Company also reclassified the Warrants as a long term liability.

The adjustments made as a result of the Restatement are more fully discussed in Note 1—“Description of Business” in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q/A.

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

We are a fully integrated specialty pharmaceutical company that develops, manufactures, acquires and markets technologically-distinguished branded and generic/non-branded prescription pharmaceutical products. Our strategic goal is to become a specialty branded pharmaceutical marketing company primarily focused in women’s healthcare. We have a broad range of dosage form manufacturing capabilities, including tablets, capsules, creams and liquids. We conduct our branded pharmaceutical operations through Ther-Rx and, previously, we conducted our generic/non-branded pharmaceutical operations through ETHEX, which focused principally on technologically-

distinguished generic products prior to the cessation of its operations on March 2, 2010 and its dissolution on December 15, 2010. Through Particle Dynamics, Inc, (“PDI”), divested in June 2010, we developed, manufactured and marketed technologically advanced, value-added raw material products for the pharmaceutical industry and other markets. In May 2010, we formed a wholly-owned subsidiary, Nesher, to operate as the sales and marketing company for our generic products. In June 2011, we entered into an Asset Purchase Agreement with Zydus Pharmaceuticals (USA), Inc. and its subsidiary Zynesher Pharmaceuticals (USA) LLC (collectively, the “Buyer”) and agreed to sell substantially all of the assets of Nesher and the Company’s generic products business to the Buyer.

Our original strategy was to engage in the development of proprietary drug delivery systems and formulation technologies which enhance the effectiveness of new therapeutic agents and existing pharmaceutical products. Today, we utilize one of those technologies, SITE RELEASE ® in two products expected to return to our branded portfolio prior to the end of calendar year 2011 at the earliest. Going forward, our business strategy will be primarily defined by the potential in-licensing and acquisition of pharmaceutical products rather than the historical strategy of the internal development of pharmaceutical products.

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

As more fully described in our 2011 Form 10-K/A certain events occurred during fiscal year 2010 and 2011 which had a material adverse effect on our financial results for the fiscal year ended March 31, 2011 and continue to have an effect for the three-month period ended June 30, 2011.

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

Makena®

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

•	Approximately 2,800 patient referrals from over 1,900 prescribers have been made to the Makena Care Connection®, of which approximately:

•	1,600 patients have initiated treatment or are in the enrollment phase or are pending insurance approval and treatment initiation.

•

The remaining balance of these referrals (approximately 1,200) did not lead to filled Makena® prescriptions for a variety of reasons including: not meeting the labeled indication, some of which were because they were outside the treatment initiation window and others who did not have the proper obstetric history or were pregnant with multiples; cancellation prior to completion of the insurance benefits verification process either by prescribers or patients for unspecified reasons; or not receiving positive insurance coverage, most of which were referrals for Medicaid patients. We believe we have seen improvement in this performance metric as a result of our continued initiatives to improve patient access. We previously reported that from initial shipments in March 2011 through May 31, 2011 approximately 47% of total referrals did not lead to a filled prescription. For the months of June and July 2011, we estimate that this decreased to approximately 37%.

•

The data that is available to us indicates that patient co-pays are averaging approximately $12 per injection, the same or less than typical costs for unapproved, compounded drug, including more than 1 / 3 of insured patients that had a co-pay of zero. This data does not include patients who have benefitted from our financial assistance programs.

•	Over 135 different payers (both commercial and Medicaid) have approved at least one Makena prescription.

•

Recently we signed contracts with two major commercial insurers that we estimate cover 10 to 15 million lives. We also have signed contracts with four major pharmacy benefit managers who cover an estimated 150 to 175 million lives. Ther-Rx is continuing to work with commercial insurance programs and state medicaid agencies to increase coverage of or access to Makena®. These on-going discussions include negotiations regarding rebates and patient coverage levels.

The above information on the results and trends for Makena® represents early launch and marketing data accumulated by the Company for the period from launch in March 2011 through July 31, 2011. Until such time as the issues surrounding the competitive environment within the marketplace in which Makena® participates are resolved, the Company can provide no assurances that these trends will continue, nor can it provide expectations as to the rate of improvement, if any.

Results of Operations

Net Revenues

	Three Months Ended June 30,		Change
($ in millions):	2011	2010	$	%
Total net revenues	$6.0	$4.0	$2.0	50.0%

Net revenues for the three months ended June 30, 2011 increased $2.0 million, or 50.0%, as compared to the three months ended June 30, 2010. Net revenues increased due to Makena® which did not occur in the three months ended June 30, 2010 as the product was not approved and we did not begin shipping until the fourth quarter of fiscal year ended March 31, 2011. During the quarter ended June 30, 2011, we recognized $3.2 million of net revenue for Makena®. During the quarter ended June 30, 2011, we shipped approximately 250 vials of Makena®. Additionally, we recognized a reduction in sales provisions of $2.6 million related to Makena® that were recorded as of March 31, 2011 based on an evaluation of activity that occurred subsequent to March 31, 2011. The sales increase was offset by a decrease in Evamist ® revenues of approximately 35% or $1.5 million. The decrease in Evamist ® was primarily due to a volume decrease of approximately 33% primarily due to timing of product deliveries in the prior year.

Gross Profit

	Three Months Ended June 30,		Change
($ in millions):	2011	2010	$	%
Total gross profit	$5.2	$3.2	$2.0	62.5%
as % of total net revenues	86.7%	80.0%

The increase in gross profit in the three months ended June 30, 2011 compared to June 30, 2010 was primarily related to sales of Makena® which began shipping in the fourth quarter of fiscal year ended March 31, 2011. This increase in gross profit was offset by decreased sales of Evamist ® .

Research and Development

	Three Months Ended June 30,		Change
($ in millions):	2011	2010	$	%
Research and development	$2.8	$7.0	$(4.2)	(60.0)%

Research and development expenses consist mainly of costs related to Makena®. The decrease in research and development expense of $4.2 million for the three-month period ended June 30, 2011 as compared to the three-month period ended June 30, 2010 was primarily due to lower personnel costs associated with the reduction in our work force and lower costs associated with the testing of drugs under development. The number of our research and development personnel was 30% lower at June 30, 2011, as compared to June 30, 2010.

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

•	$5.4 million increase in marketing expense primarily related to Makena®;

•

Included in selling and administrative expenses is amortization expense of $5.1 million and $0.8 million for the quarters ended June 30, 2011 and June 30, 2010, respectively. The $4.3 million increase in amortization expense was due to the amortization of Makena® product rights;

•	$3.4 million decrease in professional fees primarily due to costs incurred related to financing activities during the three months ended June 30, 2010; and

•	$1.0 million increase in personnel costs primarily related to increased sales force for selling of Makena®, offset by a decrease in other workforce.

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

Gain on warrants

	Three Months Ended June 30,		Change
($ in millions):	2011 (As Restated)	2010	$	%
Gain on warrants	$(60.3)	$0	$(60.3)	N/A

The gain on warrants resulted from a decrease in the estimated fair value of the warrants and a resulting decrease in the warrant liability during the quarter ended June 30, 2011 related to the Warrants issued during the third and fourth quarter of fiscal 2011.

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

Liquidity and Capital Resources

Cash and cash equivalents and working capital were $108.8 million and $3.6 million, respectively, at June 30, 2011, compared to $137.6 million and $23.5 million, respectively, at March 31, 2011. Working capital is defined as total current assets minus total current liabilities. Working capital decreased primarily due to decreases in cash and cash equivalents of $28.8 million, investment securities of $33.3 million and receivables of $26.9 million offset by decreases in accounts payable of $4.3 million, and current maturities of long-term debt of $61.9 million. The decrease in accounts payable was primarily due to timing of payment to our vendors. The decrease in current maturities of long-term debt was a result of the sale of investment securities.

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

Our debt balance, including current maturities, was $472.2 million at June 30, 2011, compared to $503.6 million at March 31, 2011. This balance included a $21.0 million and $52.4 million at June 30, 2011 and March 31, 2011, respectively, of collateralized obligations related to our ARS.

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

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (1) our ability to address actions taken by FDA, CMS and state Medicaid agencies that compromise the orphan drug exclusivity for Makena®; (2) our ability to obtain future revenues from the sales of Makena® sufficient to meet our future needs and expectations; (3) the timing and number of approved products that will be reintroduced to the market and the related costs; (4) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (5) the possibility that we may need to obtain additional capital despite the proceeds from the offering of the 2015 Notes in March 2011 and the equity we were able to issue in February 2011 (see Note 1—“Description of Business—Significant Developments” of the Notes to the Consolidated Financial Statements included in this Report); (6) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in this Report; and (7) our ability to comply with debt covenants. Our assessment was further affected by our fiscal year 2011 net loss of $271.7 million, our net income for the three months ended June 30, 2011 of $22.9 million, which includes a non-cash gain of $60.3 million related to warrants. Excluding the non-cash gain, our net loss would have been $37.4 million for the three months ended June 30, 2011. Our outstanding balance of cash and cash equivalents was $108.8 million as of June 30, 2011. For periods subsequent to June 30, 2011, we expect losses to continue because we are unable to generate any significant revenues from more of our own manufactured products until we are able to begin selling more of our approved products with FDA’s approval and, with respect to products manufactured for us by third parties, until after we are able to generate significant sales of Makena® which was approved by the FDA in February 2011. We received notification from the FDA on September 8, 2010 of approval for our discontinued generics operations to ship into the marketplace the first product approved under the consent decree, i.e., the Potassium Chloride Extended Release Capsule. We resumed shipment of extended-release potassium chloride capsule, Micro-K ® 10mEq and Micro-K ® 8mEq, in September 2010, resumed shipments of the generic version of Potassium Chloride Extended Release Capsule in December 2010 and we began shipping Makena® in March 2011. We have continued to ship Evamist ® , which is manufactured for the Company by a third party, during the period covered by the consent decree. We are continuing to prepare other products for FDA inspection and do not expect to resume shipping other products until prior to the end of calendar year 2011, at the earliest. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to introduce Makena®, and to prepare for introducing and reintroducing other approved products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of more of our approved products in a timely manner and at a reasonable cost, or if revenues from the sale of approved products introduced or reintroduced into the market place prove to be insufficient, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to address, among other factors: (1) actions taken by the FDA, CMS and state Medicaid agencies that compromise the orphan drug exclusivity for Makena®; (2) sales of Makena®, which was approved by the FDA in February 2011; (3) the timing, number and revenue generation of approved products that will be introduced or reintroduced to the market and the related costs; (4) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA (other than the Potassium Chloride Extended Release Capsule, including Micro-K ® 10mEq and Micro-K ® 8mEq, products that are the subject of the FDA notification letter discussed above); (5) the possibility that we will need to obtain additional capital; (6) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report; and (7) compliance with our debt covenants. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with introducing or reintroducing approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition and retention of the rights to Makena® (see Note 5—“Acquisition” of the Notes to Consolidated Financial Statements included in this Report), the financial obligations pursuant to the plea agreement, costs associated with our legal counsel and consultant fees, as well as the significant costs associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of certain or many of our approved products in a timely manner and at a reasonable cost and/or if we are unable to successfully commercialize Makena®, and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 16—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. See “Risk Factors” included in Item II, Part 1A of this Report regarding additional risks we face with respect to these matters.

In the near term, we are focused on performing the following: (1) addressing actions taken by the FDA, CMS and state Medicaid agencies that compromised the orphan drug exclusivity for Makena®; (2) the continued commercial launch of Makena®; (3) meeting the requirements of the consent decree, which will allow our approved products to be reintroduced to the market (other than the Potassium Chloride Extended Release Capsule products, including Micro-K ® 10mEq and Micro-K ® 8mEq, that are the subject of the FDA notification letter previously discussed); (4) the divestiture of Nesher and the Company’s generics business; and (5) pursuing various means to minimize operating costs and increase cash. Since December 31, 2010, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirements from a $32.3 million private placement of Class A Common Stock in February 2011 and $225 million from the 2015 Notes in March 2011 (which were used, in part, to repay all existing obligations under the agreement with U.S. Healthcare) (see Note 12—“Long-Term Debt” of the Notes to Consolidated Financial Statements included in this Report for a description of the 2015 Notes). While the cash proceeds received to date were sufficient to meet near-term cash requirements, we are pursuing ongoing efforts to increase cash, including, the continued implementation of cost savings, the divestiture of Nesher and the Company’s generics business and other assets and the return of certain additional approved products to market in a timely manner. We cannot provide assurance that we will be able to realize additional cost reductions from reducing our operations, that some or many of our approved products can be returned to the market in a timely manner (other than the Potassium Chloride Extended Release Capsule, including Micro-K ® 10mEq and Micro-K ® 8mEq products that are the subject of the FDA notification letter previously discussed above), that our higher profit approved products will return to the market in the near term or at all or that we can obtain additional cash through asset sales or the sale of equity or the successful commercial launch of Makena®. If we are unsuccessful in our efforts to address the actions taken by the FDA, CMS and state Medicaid agencies that compromise the orphan drug exclusivity for Makena®, increase sales of Makena®, introduce or return our products to market at adequate levels, or to sell assets or raise additional equity, we may be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

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

Current and Anticipated Liquidity Position

At June 30, 2011, we had approximately $109 million in cash and cash equivalents, excluding restricted cash and amounts held in escrow. During the quarter ended June 30, 2011 we had total cash inflows of approximately $30 million that were primarily attributable to cash collections from our customers – the majority of which, related to sales of Makena ® that occurred in March 2011. Our cash expenditures during the quarter ended June 30, 2011 were approximately $59 million which included approximately $33 million for on-going operating expenses, $4 million for debt service payments, $2 million in legal payments, $5 million for costs related to our FDA consultants and other compliance related costs and approximately $15 million in cash expenditures for customer allowances, which resulted primarily from compensating our customers for the 54% decrease in the list price of Makena ® after the product was first shipped to them in March 2011.

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

Barring any actions we may take to reduce our operating expenses we expect our future cash operating outlays will decrease by approximately 25% due to the sale of our generics business, excluding milestone payments to Hologic, scheduled payments to the Department of Justice, debt repayments, and customer allowances. Our future cash inflows will be generated primarily from collection of customer receivables. The majority of our cash inflow from customer collections for periods beyond June 30, 2011 is expected to be derived from sales of Makena® and from on-going sales of Evamist ® . We also expect to return Clindesse ® and Gynazole-1 ® to the market prior to the end of calendar year 2011, at the earliest. However, we are currently unable to estimate the amount or timing of collections from sales of our products for periods beyond September 30, 2011.

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

The decrease in the accounts receivable and accrued liability reserves of $26.3 million was primarily the result of applying credits owed to our customers associated with price protection related to Makena®. The list price was decreased from $1,500 per injection to $690 per injection.

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

During the assessment as of June 30, 2011, management did not identify any events that were indicative of impairment. However, any significant changes in actual future results from the assessment used to perform the quarterly evaluation, such as lower sales, increases in production costs, technological changes or decisions not to produce or sell products, could result in impairment of these intangible assets at a future date. See additional discussion in Note 2—“Basis of Presentation—Use of Estimates” in this Report for the potential triggering events of an impairment.

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

Warrant Accounting

We account for Warrants in accordance with applicable accounting guidance in ASC 815, Derivatives and Hedging, as derivative liabilities at fair value. Changes in the estimate of fair value are reflected as non-cash charges or credits to other income/expense in our statements of operation as “Change in warrant liability.” We use a Monte Carlo simulation model to estimate the fair value of the Warrants at each balance sheet date. This model requires significant highly subjective inputs such as estimated volatility of our common stock and probabilities of potential future issuances of our common stock or common stock equivalents. Management, with the assistance of an independent valuation firm, makes these subjective determinations based on all available current information; however, as such information changes, so might management’s determinations and such changes could have a material impact on future results.

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

c.	develop policies and procedures necessary to adequately address the financial reporting risks associated with the application of certain accounting principles and standards (which, in one circumstance, resulted in the need to restate previously issued financial statements).

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

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (1) our ability to address actions taken by the FDA, CMS and state Medicaid agencies that compromise the orphan drug exclusivity for Makena ® ; (2) our ability to obtain future revenues from sales of Makena ® sufficient to meet our future needs and expectations; (3) the timing and number of approved products that will be reintroduced to the market and the related costs; (4) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; (5) the possibility that we may need to obtain additional capital despite the proceeds from the offering of the 2015 Notes in March 2011 and the equity we were able to issue in February 2011 (see Note 1—“Description of Business—Significant Developments” of the Notes to Consolidated Financial Statements included in this Report); (6) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report; and (7) our ability to comply with debt covenants. Our assessment was further affected by our fiscal year 2011 net loss of $271.7 million, our net income for the three months ended June 30, 2011 of $22.9 million, which includes a non-cash gain of $60.3 million related to warrants. Excluding the non-cash gain, our net loss would have been $37.4 million for the three months ended June 30, 2011. Our outstanding balance of cash and cash equivalents was $108.8 million as of June 30, 2011. For periods subsequent to June 30, 2011, we expect losses to continue because we are unable to generate any significant revenues from more of our own manufactured products until we are able to begin selling more of our approved products with FDA’s approval and, with respect to products manufactured for us by third parties, until after we are able to generate significant sales of Makena ® which was approved by the FDA in February 2011. We received notification from the FDA on September 8, 2010 of approval for our discontinued generics operations to ship into the marketplace the first product approved under the consent decree, i.e., the Potassium Chloride Extended Release Capsule. We resumed shipment of extended-release potassium chloride capsule, Micro-K ® 10mEq and Micro-K ® 8mEq, in September 2010, resumed shipments of the generic version of Potassium Chloride Extended Release Capsule in December 2010 and we began shipping Makena ® in March 2011. We have continued to ship Evamist ® , which is manufactured for the Company by a third party, during the period covered by the consent decree. We are continuing to prepare other products for FDA inspection and do not expect to resume shipping other products until prior to the end of calendar year 2011, at the earliest. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to introduce Makena ® , and to prepare for introducing and reintroducing other approved products to the market. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of more of our approved products in a timely manner and at a reasonable cost, or if revenues from the sale of approved products introduced or reintroduced into the market place prove to be insufficient, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to address, among other factors: (1) actions taken by the FDA, CMS and state Medicaid agencies that compromise the orphan drug exclusivity for Makena ® ; (2) sales of Makena ® , which was approved by the FDA in February 2011; (3) the timing, number and revenue generation of approved products that will be introduced or reintroduced to the market and the related costs; (4) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA (other than the Potassium Chloride Extended Release Capsule, including Micro-K ® 10mEq and Micro-K ® 8mEq, products that are the subject of the FDA notification letter discussed above); (5) the possibility that we will need to obtain additional capital; (6) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report; and (7) compliance with our debt covenants. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with introducing or reintroducing approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition and retention of the rights to Makena ® (see Note 5—“Acquisition” of the Notes to Consolidated Financial Statements included in this Report), the financial obligations pursuant to the plea agreement, costs associated with our legal counsel and consultant fees, as well as the significant costs associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. If we are not able to obtain the FDA’s clearance to resume manufacturing and distribution of certain or many of our approved products in a timely manner and at a reasonable cost and/or if we are unable to successfully commercialize Makena ® , and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 16—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, we are focused on performing the following: (1) addressing actions taken by the FDA, CMS and state Medicaid agencies that compromise the orphan drug exclusivity for Makena ® ; (2) the continued commercial launch of Makena ® ; (3) meeting the requirements of the consent decree, which will allow our approved products to be reintroduced to the market (other than the Potassium Chloride Extended Release Capsule products, including Micro-K ® 10mEq and Micro-K ® 8mEq, that are the subject of the FDA notification letter previously discussed); (4) the divestiture of Nesher and the Company’s generics business; and (5) pursuing various means to minimize operating costs and increase cash. Since December 31, 2010, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirements from a $32.3 million private placement of Class A Common Stock in February 2011 and the 2015 Notes in March 2011 (which were used, in part, to repay all existing obligations under the agreement with U.S. Healthcare) (see Note 12—“Long-Term Debt” of the Notes to Consolidated Financial Statements included in this Report for a description of the 2015 Notes). While the cash proceeds received to date were sufficient to meet near-term cash requirements, we are pursuing ongoing efforts to increase cash, including, the continued implementation of cost savings, the divestiture of Nesher and the Company’s generics business and other assets and the return of certain additional approved products to market in a timely manner. We cannot provide assurance that we will be able to realize additional cost reductions from reducing our operations, that some or many of our approved products can be returned to the market in a timely manner (other than the Potassium Chloride Extended Release Capsule, including Micro-K ® 10mEq and Micro-K ® 8mEq products that are the subject of the FDA notification letter previously discussed above), that our higher profit approved products will return to the market in the near term or at all or that we can obtain additional cash through asset sales or the sale of equity or the successful commercial launch of Makena ® . If we are unsuccessful in our efforts to address the actions taken by the FDA, CMS and state Medicaid agencies that compromise the orphan drug exclusivity for Makena ® , increase sales of Makena ® , introduce or return our products to market at adequate levels, or to sell assets or raise additional equity, we may be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

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

The Company faces significant challenges in overcoming the actions of the FDA and other federal and state agencies related to Makena ® .

The FDA’s decision to decline to take enforcement action with regards to compounded alternative products despite the Company’s orphan drug exclusivity, CMS policy permitting Medicaid program reimbursement of such products, and resulting coverage decisions by various state Medicaid and commercial payors have had, and are likely to continue to have, a significant adverse impact on the Company’s sales revenues for Makena ® . If we are unable to reverse or overcome such actions, the resulting impact on Makena ® sales revenues is likely to have a material adverse effect on the Company’s operations and financial results, including, without limitation, its ability to continue as a going concern.

The restatement of our historical financial statements has consumed a significant amount of management time and may impact the price of our stock.

As described in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Consolidated Financial Statements, we have restated our consolidated financial statements as of December 31, 2010, March 31, 2011 and June 30, 2011, and the fiscal year and interim periods then ended. The restatement process involved substantial time and resources from management and may continue to do so.

Further, many companies that have been required to restate their historical financial statements have experienced a decline in stock price.

The value of our warrants outstanding is subject to potentially material changes based on fluctuations in the price of our common stock.

In November 2010 and March 2011, we issued Warrants granting rights to purchase an aggregate up to 20.1 million shares of the Company’s Class A Common Stock. Each Warrant granted the right to purchase one share of the Company’s Class A Common Stock at a price of $1.62 per share and expires in November 2015. These Warrants are described more fully in Note 1 of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q/A.

We account for the Warrants as a derivative instrument Changes in the fair value of the Warrants are presented separately as changes in warrant liability in the Company’s consolidated statements of operations for each reporting period. We use the Monte Carlo simulation model to determine the fair value of the Warrants. As a result, the valuation of this derivative instrument is subjective because the option-valuation model requires the input of highly subjective assumptions, including the expected stock price volatility and the probability of a future occurrence of a Fundamental Transaction. Changes in these assumptions can materially affect the fair value estimate and, such impacts can, in turn, result in material non-cash charges or credits, and related impacts on earnings or loss per share, in our statements of operations.

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

Date: December 12, 2011

	By:	/s/ Gregory J. Divis
Gregory J. Divis President and Chief Executive Officer (Principal Executive Officer)

Date: December 12, 2011

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