Form 10-Q
period 2011-09-30
KV PHARMACEUTICAL CO /DE/
filed 2011-12-19
CIK 57055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Address Formerly One Corporate Woods Drive, Bridgeton, MO. 63044

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

As of November 30, 2011, the registrant had outstanding 48,805,824 and 11,075,435 shares of Class A and Class B Common Stock, respectively, exclusive of treasury shares.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q (this “Report”) for the fiscal quarter ended September 30, 2011 was delayed due to the time required to complete a restatement of certain of our previously issued filings with the Securities and Exchange Commission (“SEC”), including our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2010 and our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, which were filed on December 8, 2011 and Form 10-Q for the quarter ended June 30, 2011 which was filed on December 12, 2011 (collectively the “Restated Reports”).

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

All forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the PSLRA’s “safe harbor” provisions, we provide the following cautionary statements identifying important economic, competitive, political, regulatory and technological factors, among others, that could cause actual results or events to differ materially from those set forth or implied by the forward-looking statements and related assumptions. Such factors include (but are not limited to) the following:

(1)	our ability to continue as a going concern, as discussed in Note 3—“Going Concern and Liquidity Considerations” in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Report;

(2)	risks associated with the introduction and growth strategy related to the Company’s Makena® product, including:

(a)	the impact of competitive, commercial payor, governmental (including Medicaid program), physician, patient, public or political responses and reactions, and responses and reactions by medical professional associations and advocacy groups, on the Company’s sales, marketing, product pricing, product access and strategic efforts;

(b)

the possibility that the benefit of any period of exclusivity resulting from the designation of Makena® as an orphan drug may not be realized as a result of U.S. Food and Drug Administration (the “FDA”)’s decision to decline to take enforcement action with regards to compounded alternatives;

(c)

the Center for Medicare and Medicaid Services’ (“CMS”) policy regarding Medicaid reimbursement for Makena®, and the resulting coverage decisions for Makena® by various state Medicaid and commercial payors;

(d)

the satisfaction or waiver of the terms and conditions for our continued ownership of the full U.S. and worldwide rights to Makena® set forth in the previously disclosed Makena® acquisition agreement, as amended, including a $107.5 million of remaining scheduled payments by us for those rights; and

(e)	the number of preterm births for which Makena® may be prescribed, its safety and side effects profiles and acceptance of pricing;

(3)	the possibility of delay or inability to obtain FDA approvals of Clindesse® and Gynazole-1® and the possibility that any product relaunch may be delayed or unsuccessful;

(4)	risks related to compliance with various agreements and settlements with governmental entities including those discussed in Item 1 (b)— “Discontinuation of Manufacturing and Distribution; Product Recalls; and the FDA Consent Decree” in the Company’s March 31, 2011 Form 10-K/A, including:

(a)	the consent decree between the Company and the FDA and the Company’s suspension in 2008 and 2009 of the production and shipment and the nationwide recall of all of the products that it formerly manufactured, as well as the related material adverse effect on our revenue, assets and liquidity and capital resources;

(b)	the agreement between the Company and the Office of Inspector General of the U.S. Department of Health and Human Services (“HHS OIG”) to resolve the risk of potential exclusion of the Company from participation in federal healthcare programs;

(c)	our ability to comply with the plea agreement between a now-dissolved subsidiary of the Company and the U.S. Department of Justice; and

(d)	our ability to comply with the Settlement Agreement dated December 7, 2011 with the United States resolving certain claims under the Qui Tam provisions of the False Claims Act, which could result in significant penalties including exclusion from participation in federal healthcare programs;

(5)	the availability of raw materials and/or products manufactured for the Company under contract manufacturing agreements with third parties;

(6)	risks that the Company may not ultimately prevail in, or that insurance proceeds, if any, will be insufficient to cover potential losses that may arise from, litigation discussed in Note 16—“Commitments and Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements in Part I of this Report, including:

(a)	the series of putative class action lawsuits alleging violations of the federal securities laws by the Company and certain individuals;

(b)	product liability lawsuits;

(c)	lawsuits pertaining to indemnification and employment agreement obligations involving the Company and its former Chief Executive Officer; and

(d)

(e)	challenges to our intellectual property rights by actual or potential competitors and challenges to other companies’ introduction or potential introduction of generic or competing products by third parties against products sold by the Company;

(7)	the possibility that our current estimates of the financial effect of previously announced product recalls could prove to be incorrect;

(8)	risks related to the Company’s highly leveraged capital structure discussed in Item 2— “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” including:

(a)	the risk that the maturities of our debt obligations may be accelerated due to our inability to comply with covenants and restrictions contained in our loan agreements;

(b)	restrictions on the ability to increase our revenues through certain transactions, including the acquisition or in-licensing of products; and

(c)	risks that present or future changes in the Board of Directors may lead to an acceleration of the maturities of the Company’s debt;

(9)	the risk that we may not be able to satisfy the quantitative listing standards of the New York Stock Exchange, including with respect to minimum share price and public float; and

(10)	the risks detailed from time to time in the Company’s filings with the SEC. This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements.

Because the factors referred to above, as well as the statements included in Part II, Item 1A—“Risk Factors,” Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this “Cautionary Note Regarding Forward-Looking Statements” and the risk factors that are included under Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2011, and Part II, Item 1A—“Risk Factors” in this Report, as supplemented by our subsequent SEC filings. Further, any forward-looking statement speaks only as of the date on which it is made and we are under no obligation to update any of the forward-looking statements after the date of this Report. New factors emerge from time to time, and it is not possible for us to predict which factors will arise, when they will arise and/or their effects. In addition, we cannot assess the impact of each factor on our future business or financial condition or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; dollars and number of shares in millions, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

Net revenues	$4.5	$3.0	$10.5	$7.0
Cost of sales	0.9	0.4	1.7	1.2

Gross profit	3.6	2.6	8.8	5.8

Operating expenses:
Research and development	3.8	5.2	6.6	9.9
Selling and administrative	30.9	21.5	61.4	55.5
Loss on sale of assets	0.8	0.1	0.8	0.1
Impairment of fixed assets	31.0	0.0	31.0	0.0

Total operating expenses	66.5	26.8	99.8	65.5

Operating loss	(62.9)	(24.2)	(91.0)	(59.7)

Other expense (income):
Change in warrant liability	(28.9)	0	(89.2)	0
Interest expense	9.6	2.2	19.4	4.3
Interest and other (income) expense	0.1	(0.2)	(2.3)	0.1

Total other expense (income), net	(19.2)	2.0	(72.1)	4.4

Loss from continuing operations before income taxes	(43.7)	(26.2)	(18.9)	(64.1)
Income tax provision	3.1	4.2	6.4	4.6

Loss from continuing operations	(46.8)	(30.4)	(25.3)	(68.7)
Net income (loss) from discontinued operations (net taxes (benefit) of $0, $(2.2), $0 and $(7.4))	0.8	(4.1)	2.2	(13.2)
Gain (loss) on sale of discontinued operations (net taxes of $0, $0, $0 and $7.4)	(8.8)	0	(8.8)	12.8

Net loss	$(54.8)	$(34.5)	$(31.9)	$(69.1)

Loss per share - basic and diluted - Class A and B common
Net loss from continuing operations per share	$(0.78)	$(0.61)	$(0.42)	$(1.38)
Net income (loss) from discontinued operations per share	0.01	(0.08)	0.04	(0.26)
Gain (loss) on sale of discontinued operations per share	(0.15)	0.00	(0.15)	0.26

Net loss per share	$(0.92)	$(0.69)	$(0.53)	$(1.38)

Weighted average shares used in per share calculation:
Basic shares outstanding - Class A common	48.7	37.8	48.7	37.8
Basic and diluted shares outstanding - Class B common	11.2	12.1	11.2	12.2
Diluted shares outstanding - Class A common	59.9	49.9	59.9	50.0

See Accompanying Notes to Consolidated Financial Statements (unaudited).

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; Dollars in millions, except per share data)

	September 30, 2011	March 31, 2011 (As Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$121.6	$137.6
Investment securities	0	57.2
Restricted cash	21.7	34.5
Receivables, net	2.2	33.4
Inventories, net	1.2	1.0
Other current assets	13.7	13.8
Current assets held for sale	0	9.0

Total Current Assets	160.4	286.5
Property and equipment, less accumulated depreciation	34.6	67.6
Intangible assets, net	140.7	150.9
Other assets	13.1	15.1
Non-current assets held for sale	0	44.6

Total Assets	$348.8	$564.7

LIABILITIES
Current Liabilities:
Accounts payable	$18.0	$25.7
Accrued liabilities	155.2	149.4
Current maturities of long-term debt	2.5	85.4
Current liabilities associated with assets held for sale	0	2.5

Total Current Liabilities	175.7	263.0
Long-term debt, less current maturities	448.3	418.3
Warrant liability	19.4	108.6
Other long-term liabilities	53.8	95.2
Deferred tax liability	62.5	57.4

Total Liabilities	$759.7	$942.5

Commitments and Contingencies
Shareholders’ Deficit:
7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding –40,000 shares at both September 30, 2011 and March 31, 2011 (convertible into Class A shares on a 8.4375-to-one basis)	$0	$0
Class A and Class B Common Stock, $.01 par value; 150,000,000 and 75,000,000 shares authorized, respectively;
Class A – issued 52,214,874 and 52,013,609 at September 30, 2011 and March 31, 2011, respectively; outstanding 48,805,824 and 48,604,559 at September 30, 2011 and March 31, 2011, respectively	0.5	0.5
Class B – issued 11,170,007 and 11,300,857 at September 30, 2011 and March 31, 2011, respectively; outstanding 11,075,435 and 11,206,285 at September 30, 2011 and March 31, 2011, respectively (convertible into Class A shares on a one-for-one basis)	0.1	0.1
Additional paid-in capital	203.5	203.0
Accumulated deficit	(557.6)	(525.7)
Accumulated other comprehensive income	0	1.7
Less: Treasury stock, 3,409,050 shares of Class A and 94,572 shares of Class B Common Stock at September 30, 2011 and March 31, 2011, at cost	(57.4)	(57.4)

Total Shareholders’ Deficit	(410.9)	(377.8)

Total Liabilities and Shareholders’ Deficit	$348.8	$564.7

See Accompanying Notes to Consolidated Financial Statements (unaudited).

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; dollars in millions)

	Six Months Ended September 30,
	2011	2010
Operating Activities:
Net loss	$(31.9)	$(69.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12.5	9.2
Loss on sale of assets	0.8	0
(Gain) loss from sale of business, net	8.8	(20.2)
Change in warrant liability	(89.2)	0
Impairment of fixed assets	31.0	1.9
Involuntary conversion gain in discontinued operations	0	(3.5)
Deferred income tax provision	5.7	4.7
Other	1.1	2.0
Changes in operating assets and liabilities, net of business dispositions:
Receivables, net	27.0	0.3
Inventories	(3.1)	1.0

Income tax	(0.1)	1.4
Accounts payable and accrued liabilities	(45.8)	(22.3)
Other assets and liabilities	(2.1)	1.9

Net cash used in operating activities	(85.3)	(92.7)

Investing Activities:
Purchase of property and equipment	(0.1)	(0.3)
Proceeds from sales of property and equipment disposals	0	0.8
Proceeds from sale of business/assets, net of fees	53.1	34.7
Insurance proceeds	0	3.5
Decrease in restricted cash	12.8	0
Proceeds from sale of marketable securities	4.9	0.2

Net cash provided by investing activities	70.7	38.9

Financing Activities:
Payments on debt	(1.2)	(1.3)
Borrowing on debt	0	20.1

Net cash (used in) provided by financing activities	(1.2)	18.8

Effect of foreign exchange rate changes on cash	(0.2)	0

Decrease in cash and cash equivalents	(16.0)	(35.0)
Cash and cash equivalents:
Beginning of period	137.6	60.7

End of period	$121.6	$25.7

Supplemental Information:
Interest paid	$17.0	$3.7
Income tax paid	0.1	0.1
Stock options exercised	0.2	0.2
Marketable securities redeemed as reduction of debt	49.4	0.4

See Accompanying Notes to Consolidated Financial Statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in millions, except per share data)

1. Description of Business

General Overview

K-V Pharmaceutical Company was incorporated under the laws of Delaware in 1971 as a successor to a business originally founded in 1942. K-V Pharmaceutical Company and its wholly-owned subsidiaries, including Ther-Rx Corporation (“Ther-Rx”), K-V Generic Pharmaceuticals, Inc. (“K-V Generic”) (formerly known as Nesher Pharmaceuticals, Inc. (“Nesher”)) and ETHEX Corporation (“ETHEX”), are referred to in the following Notes to Consolidated Financial Statements as “KV” or the “Company.” We are a specialty branded pharmaceutical company with a primary focus in the area of women’s healthcare. We conduct our branded pharmaceutical operations through Ther-Rx. Previously, we conducted our generic/non-branded pharmaceutical operations through ETHEX, which focused principally on technologically-distinguished generic products prior to the cessation of its operations on March 2, 2010 and its dissolution on December 15, 2010. Through Particle Dynamics, Inc, (“PDI”), divested in June 2010, we developed, manufactured and marketed technologically advanced, value-added raw material products for the pharmaceutical industry and other markets. In May 2010, we formed a wholly-owned subsidiary, Nesher, to operate as the sales and marketing company for our generic products. In August 2011, we sold substantially all of the assets of Nesher and the Company’s generic products business to Zydus Pharmaceuticals (USA), Inc. and its subsidiary Zynesher Pharmaceuticals (USA) LLC (collectively, the “Buyer”). Both PDI and our generics business have been presented herein as discontinued operations. See Note 14—“Divestitures” for further details. In August 2011, we changed the name of Nesher to K-V Generic.

Restatement of Consolidated Financial Statements

The Company originally classified the Warrants as equity instruments from their respective issuance dates until the March 17, 2011 amendment of the Warrant provisions which added a contingency feature and an escrow requirement. At that date, the Warrants were revalued and reclassified from equity into liabilities. The Company also had originally used a Black-Scholes option valuation model to determine the value of the Warrants. Upon a re-examination of the provisions of the Warrants, the Company determined that the non-standard anti-dilution provisions contained in the Initial Warrants and the as amended Warrants required that (a) the Warrants all be treated as liabilities from their issuance date and (b) be valued utilizing a valuation model which considers the mandatory conversion features of the Warrants and the possibility that the Company issues additional common shares or common share equivalents that, in turn, could result in a change to the number of shares issuable upon exercise of the Warrants and the related exercise price. Accordingly, the Company has restated its consolidated financial statements for the fiscal year ended March 31, 2011, and for the quarters ended December 31, 2010 and June 30, 2011. The Company also reclassified the Warrants as a long term liability.

See Note 1—“Description of business – Restatement of Consolidated Financial Statements” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2011.

2. Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) (including normal recurring accruals) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by GAAP for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Annual Report of the Company on Form 10-K/A for the year ended March 31, 2011. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and the March 31, 2011 consolidated balance sheet is derived from audited financial statements. All material inter-company accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.

Reclassification

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Discontinued Operations

PDI

During the fourth quarter of fiscal year 2009, the Board of Directors authorized management to sell PDI. We sold PDI on June 2, 2010. The activity for PDI is segregated and PDI’s operating results are stated separately for all periods presented as discontinued operations and the gain from the transaction is recorded as a gain on the sale of discontinued operations.

Generics Business

In May 2010, we formed a wholly-owned subsidiary, Nesher, to operate as the sales and marketing company for our generic products. In July 2010, our Board of Directors directed management to explore strategic alternatives with respect to Nesher and the assets and operations of our generic products business, which could include a sale of Nesher. During the fourth quarter of fiscal year 2011, the Company committed to a plan to divest its generics business. On June 17, 2011, we entered into an Asset Purchase Agreement with the Buyer pursuant to which we agreed to sell substantially all of the assets of Nesher and our generic products business. The transactions contemplated by the Agreement closed on August 8, 2011, subject to customary post-closing provisions.

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

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (1) our ability to address actions taken by the U.S. Food and Drug Administration (the “FDA”), the Center for Medicare and Medicaid Services (“CMS”) and state Medicaid agencies that compromise the orphan drug exclusivity for Makena®; (2) our ability to obtain future revenues from sales of Makena® sufficient to meet our future needs and expectations; (3) the timing and number of approved products we plan to reintroduce to the market and the related costs; (4) the possibility that we may need to obtain additional capital despite the proceeds from the offering of the 12% Senior Secured Notes due 2015 (“Senior Notes”) in March 2011, the equity we were able to issue in February 2011 and the proceeds from the divestiture of our generics business; (5) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies”; and (6) our ability to comply with debt covenants. Our assessment was further affected by our fiscal year 2011 net loss of $271.7, our net loss of $31.9 for the six months ended September 30, 2011, which includes a non-cash gain of $89.2 related to warrants offset by a non-cash impairment of $31.0 related to our fixed assets. Excluding the non-cash gain and impairment, our net loss would have been $90.1 for the six months ended September 30, 2011. For periods subsequent to September 30, 2011, we expect losses to continue, because we are unable to generate any significant revenues until we are able to begin selling more of our approved products with FDA’s approval and until after we are able to generate significant sales of Makena® which was approved by the FDA in February 2011 and which we began shipping in March 2011. We have continued to ship Evamist®, which is manufactured for the Company by a third party. We are continuing to work with our contract manufacturers to prepare other products for FDA inspection and expect to resume shipping other products during the first half of fiscal 2013. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to introduce Makena®. If we are not able to obtain the FDA’s clearance to resume distribution of more of our approved products in a timely manner and at a reasonable cost, or if revenues from the sale of approved products introduced or reintroduced into the market place prove to be insufficient, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to successfully address the factors discussed above. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with reintroducing approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition and retention of the rights to Makena® (see Note 5—“Acquisition” ), the financial obligations pursuant to the plea agreement, costs associated with our legal counsel and consultant fees, as well as the significant costs associated with the steps taken by us in connection with litigation and governmental inquiries. If our contract manufacturer is not able to obtain the FDA’s clearance to resume distribution of Clindesse® and Gynazole-1® in a timely manner and at a reasonable cost and/or if we are unable to successfully commercialize Makena®, and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 16—”Commitments and Contingencies,” our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, we are focused on the following: (1) addressing actions taken by the FDA, CMS and state Medicaid agencies that compromise the orphan drug exclusivity for Makena®; (2) the continued commercial launch of Makena®; (3) meeting the requirements of the consent decree; (4) the reintroduction of Clindesse® and Gynazole-1® to the market; and (5) pursuing various means to minimize operating costs and increase cash. Since December 31, 2010, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirements from a $32.3 private placement of Class A Common Stock in February 2011, $225.0 from the sale of Senior Notes in March 2011 (which were used, in part, to repay all existing obligations under the agreement with U.S. Healthcare) (see Note 12—“Long-Term Debt” for a description of the Senior Notes) and $60.5, including $7.5 held in escrow, from the divestiture of our generic business. While the cash proceeds received to date were sufficient to meet near-term cash requirements, we are pursuing ongoing efforts to increase cash, including the continued implementation of cost savings and the return of certain additional approved products to market in a timely manner. We cannot provide assurance that we will be able to realize additional cost reductions from reducing our operations, that some or many of our approved products can be returned to the market in a timely manner, that our higher profit approved products will return to the market in the near term or at all or that we can obtain additional cash through asset sales, the sale of equity or the successful commercial launch of Makena®. If we are unsuccessful in our efforts to address the actions taken by the FDA, CMS and state Medicaid agencies that compromise the orphan drug exclusivity for Makena®, increase sales of Makena®, return certain products to market at adequate levels, or to sell assets or raise additional equity, we may be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

In June 2011, we entered into an agreement to sell the generics business and in August 2011, we completed the sale. The sale of a business involves a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and earnings associated with the divested business, and the disruption of operations in the affected business. In addition, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources. Inability to manage the post-separation transition arrangements could adversely affect our business, financial condition, results of operations and cash flows.

4. Recently Issued Accounting Standards

There have been no new recent accounting pronouncements or changes in accounting pronouncements for the six months ended September 30, 2011 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2011. The Company has adopted or will adopt, as applicable, accounting pronouncements that are effective for fiscal year 2012.

5. Acquisition

On January 16, 2008, the Company entered into the Original Makena® Agreement with Cytyc Prenatal Products Corp. and Hologic, Inc. (Cytyc Prenatal Products Corp. and Hologic, Inc. are referred to collectively as “Hologic”) to acquire the U.S. and worldwide royalty-free, exclusive rights to Makena® (hydroxyprogesterone caproate) and certain related assets upon approval of the pending New Drug Application for Makena®. On January 8, 2010, the Company and Hologic entered into Amendment No. 1 to the Original Makena® Agreement, which, among other things, included a $70.0 cash payment for the exclusive rights to Makena®, which was recorded as purchased in-process research and development expense on the statement of operations for the fiscal year ended March 31, 2010. On February 4, 2011, the Company entered into Amendment No. 2 to the Original Makena® Agreement. The amendments set forth in Amendment No. 2 reduced the payment to be made on the fifth business day following the day on which Hologic gave the Company notice that the FDA had approved Makena® (the “Transfer Date”) to $12.5 and revised the schedule for making the remaining payments of $107.5. Under these revised payment provisions, after the $12.5 payment on the Transfer Date and a subsequent $12.5 payment 12 months after the date the FDA approved Makena® (the “Approval Date”), the Company has the right to elect between the two alternate payment schedules, as described below, for the remaining payments, with royalties of 5% of the net sales of Makena® payable for certain periods and under different circumstances, depending on when the Company elects to make the remaining payments. The Company may make any of the payments on or before their due dates, and the date on which the Company makes the final payment contemplated by the selected payment schedule will be the final payment date, after which royalties, if any, will cease to accrue.

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

Under the Indenture governing the $225.0 aggregate principal amount of Senior Notes, the Company shall make a $45.0 payment on or prior to the first anniversary of the Makena ® NDA Approval Date; provided that notwithstanding the foregoing, the Company shall have the ability to modify the amount or timing of such payment so long as the revised payment schedule (i) is not materially less favorable to holders of the Senior Notes than the royalty schedule under the Makena ® agreement as in effect on the issue date of the Senior Notes and (ii) does not increase the total payments to Hologic during the term of the Senior Notes. The Company has made all its required payments to Hologic as of September 30, 2011.

6. Earnings (Loss) Per Share

The Company has two classes of common stock: Class A Common Stock and Class B Common Stock that is convertible into Class A Common Stock. With respect to dividend rights, holders of Class A Common Stock are entitled to receive cash dividends per share equal to 120% of the dividends per share paid on the Class B Common Stock. For purposes of calculating basic loss per share, undistributed loss is allocated to each class of common stock based on the contractual participation rights of each class of security.

The Company presents diluted loss per share for Class B Common Stock for all periods using the two-class method which does not assume the conversion of Class B Common Stock into Class A Common Stock. The Company presents diluted loss per share for Class A Common Stock using the if-converted method which assumes the conversion of Class B Common Stock into Class A Common Stock, if dilutive.

Basic loss per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase. Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, unvested common shares subject to repurchase, convertible preferred stock, convertible notes and warrants. The dilutive effects of outstanding stock options, unvested common shares subject to repurchase and warrants are determined by application of the treasury stock method. Convertible preferred stock and convertible notes are determined on an if-converted basis. The computation of diluted loss per share for Class A Common Stock assumes the conversion of the Class B Common Stock, while the diluted loss per share for Class B Common Stock does not assume the conversion of those shares.

The following tables set forth the computation of basic loss per share for the three and six months ended September 30, 2011 and 2010 (shares in millions):

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Class A	Class B	Class A	Class B
Basic loss per share:
Numerator:
Allocation of undistributed loss from continuing operations	$(38.0)	$(8.7)	$(23.0)	$(7.4)
Allocation of undistributed income (loss) from discontinued operations	0.6	0.1	(3.1)	(1.0)

Allocation of undistributed loss from sale of discontinued operations	(7.2)	(1.7)	0	0

Allocation of undistributed loss	$(44.6)	$(10.3)	$(26.1)	$(8.4)

Denominator:
Weighted average shares outstanding	48.7	11.2	37.8	12.1

Basic loss per share from continuing operations	$(0.78)	$(0.78)	$(0.61)	$(0.61)
Basic income (loss) per share from discontinued operations	0.01	0.01	(0.08)	(0.08)
Basic loss per share from loss on sale of discontinued operations	(0.15)	(0.15)	0	0

Basic loss per share	$(0.92)	$(0.92)	$(0.69)	$(0.69)

	Six Months Ended September 30, 2011		Six Months Ended September 30, 2010
	Class A	Class B	Class A	Class B
Basic loss per share:
Numerator:
Allocation of undistributed loss from continuing operations	$(20.5)	$(4.7)	$(52.0)	$(16.8)
Allocation of undistributed income (loss) from discontinued operations	1.7	0.4	(10.0)	(3.2)
Allocation of undistributed gain (loss) from sale of discontinued operations	(7.2)	(1.7)	9.7	3.1

Allocation of undistributed loss	$(26.0)	$(6.0)	$(52.3)	$(16.9)

Denominator:
Weighted average shares outstanding	48.7	11.2	37.8	12.2

Basic loss per share from continuing operations	$(0.42)	$(0.42)	$(1.38)	$(1.38)
Basic income (loss) per share from discontinued operations	0.04	0.04	(0.26)	(0.26)
Basic income (loss) per share on sale of discontinued operations	(0.15)	(0.15)	0.26	0.26

Basic loss per share	$(0.53)	$(0.53)	$(1.38)	$(1.38)

The following table sets forth the computation of diluted loss per share for the three and six months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Class A	Class B	Class A	Class B
Diluted loss per share:
Numerator:
Allocation of undistributed loss from continuing operations	$(38.0)	$(8.7)	$(23.0)	$(7.4)
Reallocation of undistributed loss from continuing operations as a result of conversion of Class B to Class A shares	(8.7)	0	(7.4)	0

Allocation of undistributed loss from continuing operations for diluted computation	(46.7)	(8.7)	(30.4)	(7.4)

Allocation of undistributed income (loss) from discontinued operations	0.6	0.1	(3.1)	(1.0)
Reallocation of undistributed income (loss) from discontinued operations as a result of conversion of Class B to Class A shares	0.1	0	(1.0)	0

Allocation of undistributed income (loss) from discontinued operations for diluted computation	0.7	0.1	(4.1)	(1.0)

Allocation of undistributed loss from sale of discontinued operations	(7.2)	(1.7)	0	0
Reallocation of undistributed loss from sale of discontinued operations as a result of conversion of Class B to Class A shares	(1.7)	0	0	0

Allocation of undistributed loss from sale of discontinued operations for diluted computation	(8.9)	(1.7)	0	0

Allocation of undistributed loss	$(54.9)	$(10.3)	$(34.5)	$(8.4)

Denominator (in millions):
Number of shares used in basic computation	48.7	11.2	37.8	12.1
Weighted average effect of dilutive securities:
Conversion of Class B to Class A shares	11.2	0	12.1	0

Number of shares used in per share computations	59.9	11.2	49.9	12.1

Diluted loss per share from continuing operations	$(0.78)	$(0.78)	$(0.61)	$(0.61)
Diluted income (loss) per share from discontinued operations	0.01	0.01	(0.08)	(0.08)
Diluted loss per share from loss on sale of discontinued operations	(0.15)	(0.15)	0	0

Diluted loss per share (1) (2)	$(0.92)	$(0.92)	$(0.69)	$(0.69)

(1)	For the three months ended September 30, 2011, there were stock options to purchase 1.2 shares (excluding out-of –the-money-options for 1.5 shares) of Class A Common Stock, preferred shares convertible into 0.3 shares of Class A Common Stock, $200 principal amount of convertible notes convertible into 8.7 shares of Class A Common Stock and 20.1 warrants to purchase Class A Common Stock that were excluded from the computation of diluted loss and diluted loss from continuing operations per share because their effect would have been anti-dilutive.
(2)	For the three months ended September 30, 2010, there were options to purchase 0.8 shares (excluding out-of- the-money-options for 2.1 shares) of Class A Common Stock, out-of- the-money-options for 0.1 shares of Class B Common Stock, preferred shares convertible into 0.3 shares of Class A Common Stock, and $200 principal amount of convertible notes convertible into 8.7 shares of Class A Common Stock that were excluded from the computation of diluted loss and diluted loss from continuing operations per share because their effect would have been anti-dilutive.

	Six Months Ended September 30, 2011		Six Months Ended September 30, 2010
	Class A	Class B	Class A	Class B
Diluted loss per share:
Numerator:
Allocation of undistributed loss from continuing operations	$(20.5)	$(4.7)	$(52.0)	$(16.8)
Reallocation of undistributed loss from continuing operations as a result of conversion of Class B to Class A shares	(4.7)	0	(16.8)	0

Allocation of undistributed loss from continuing operations for diluted computation	(25.2)	(4.7)	(68.8)	(16.8)

Allocation of undistributed income (loss) from discontinued operations	1.7	0.4	(10.0)	(3.2)
Reallocation of undistributed income (loss) from discontinued operations as a result of conversion of Class B to Class A shares	0.4	0	(3.2)	0

Allocation of undistributed income (loss) from discontinued operations for diluted computation	2.1	0.4	(13.2)	(3.2)

Allocation of undistributed gain (loss) from sale of discontinued operations	(7.2)	(1.7)	9.7	3.1
Reallocation of undistributed gain (loss) from sale of discontinued operations as a result of conversion of Class B to Class A shares	(1.7)	0	3.1	0

Allocation of undistributed gain (loss) from sale of discontinued operations for diluted computation	(8.9)	(1.7)	12.8	3.1

Allocation of undistributed loss	$(32.0)	$(6.0)	$(69.2)	$(16.9)

Denominator (in millions):

Number of shares used in basic computation	48.7	11.2	37.8	12.2
Weighted average effect of dilutive securities:

Conversion of Class B to Class A shares	11.2	0	12.2	0

Number of shares used in per share computations	59.9	11.2	50.0	12.2

Diluted loss per share from continuing operations	$(0.42)	$(0.42)	$(1.38)	$(1.38)

Diluted income (loss) per share from discontinued operations	0.04	0.04	(0.26)	(0.26)
Diluted income (loss) per share from gain (loss) on sale of discontinued operations	(0.15)	(0.15)	0.26	0.26

Diluted loss per share (1) (2)	$(0.53)	$(0.53)	$(1.38)	$(1.38)

(1)	For the six months ended September 30, 2011, there were stock options to purchase 1.7 shares (excluding out-of-the-money-options for 2.5 shares) of Class A Common Stock, preferred shares convertible into 0.3 shares of Class A Common Stock, $200 principal amount of convertible notes convertible into 8.7 shares of Class A Common Stock and 20.1 warrants to purchase Class A Common Stock that were excluded from the computation of diluted loss and diluted loss from continuing operations per share because their effect would have been anti-dilutive.
(2)	For the six months ended September 30, 2010, there were stock options to purchase 0.4 shares (excluding out-of-the-money-options of 2.5 shares) of Class A Common Stock, out-of-the-money options of 0.1 shares of Class B Common Stock, preferred shares convertible into 0.3 shares of Class A Common Stock, and $200 principal amount of convertible notes convertible into 8.7 shares of Class A Common Stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.

7. Investment Securities

The Company had carried available-for-sale auction rate securities (“ARS”) at fair value of $57.2 as of March 31, 2011. Although the Company, pursuant to a 2010 settlement agreement, transferred these securities to the party it had originally acquired them from, the Company reflected the transfer as a collateralized borrowing rather than as a sale because the Company retained certain reacquisition rights. During the six months ended September 30, 2011, the Company liquidated its investments in all of these securities and recognized an aggregate gain of $3.0 representing the difference between the carrying value of the securities and the related collateralized debt balance at the respective liquidation dates.

8. Fair Value Measures

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the authoritative guidance established a fair value hierarchy that ranks the quality and reliability of the information used to measure fair value. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•

Level 1 —Primarily consists of financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access.

•

Level 2 —Includes financial instruments measured using significant other observable inputs that are valued by reference to similar assets or liabilities, such as: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3 —Comprised of financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

The financial assets carried by the Company at fair value included its ARS prior to their full liquidation in July 2011 ($57.2 at March 31, 2011) and its outstanding warrants. Both securities’ fair value were determined using Level 3 fair value measurements. See Note 15 for more details regarding warrants.

The contingent interest feature of the $200.0 principal amount of Contingent Convertible Subordinated Notes (see Note 12—“Long-Term Debt”) meets the criteria of and qualifies as an embedded derivative. Although this feature represents an embedded derivative financial instrument, based on its de minimis value at the time of issuance and at September 30, 2011, no value has been assigned to this embedded derivative.

The following tables present the changes in fair value for financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

ARS (Level 3)

Current Auction Rate Securities (Level 3)
Balance at April 1, 2011	$57.2
Realized gain	3.0
Sales of ARS	60.2

Balance at September 30, 2011	$0

Warrant Liability (Level 3)

Warrants (Level 3)
Balance at April 1, 2011	$(108.6)
Unrealized gain included in other income	89.2

Balance at September 30, 2011	$(19.4)

9. Inventories

Inventories, net of reserves, consisted of:

	2011
	September 30,	March 31,
Raw materials	$0.8	$0
Finished goods	0.4	1.0

Total inventories	$1.2	$1.0

Management establishes reserves for potentially obsolete or slow-moving inventory based on an evaluation of inventory levels, forecasted demand, and market conditions.

The Company has contracted with third parties to manufacture Makena® and Evamist®. As of September 30, 2011, the inventories primarily represent goods held by or manufactured by third parties.

10. Intangible Assets

Intangible assets consist of:

	2011
	September 30,			March 31,
	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
Product rights acquired:
Makena®	$119.6	$(11.4)	$108.2	$119.6	$(2.8)	$116.8
Evamist®	21.2	(9.5)	11.7	21.2	(9.0)	12.2
Trademarks acquired:
Evamist®	5.1	(2.6)	2.5	5.1	(2.5)	2.6
License agreements:
Evamist®	35.6	(17.3)	18.3	35.6	(16.5)	19.1
Covenants not to compete:
Evamist®	0.6	(0.6)	0	0.6	(0.6)	0
Trademarks and patents	2.1	(2.1)	0	2.1	(2.1)	0
Other	0	0	0	0.4	(0.2)	0.2

Total intangible assets	$184.2	$(43.5)	$140.7	$184.6	$(33.7)	$150.9

(a)	Gross Carrying Amount is shown net of impairment charges.

As of September 30, 2011, the Company’s product rights acquired, trademarks acquired and license agreements have original weighted average useful lives of approximately 8 years, 15 years and 15 years, respectively. Amortization of intangible assets was $4.9 and $0.8 for the three months ended September 30, 2011 and September 30, 2010, respectively, and $10.0 and $1.5 for the six months ended September 30, 2011 and 2010, respectively.

Management assesses the carrying value of intangible assets for impairment on a quarterly basis if any events have occurred which indicate the possibility of impairment. During the assessment as of September 30, 2011, management did not identify any events that were indicative of impairment relating to intangible assets. However, any significant changes in actual future results from the assessment used to perform the quarterly evaluation, such as lower sales, increases in production costs, technological changes or decisions not to produce or sell products, could result in impairment at a future date (see Note 2—“Basis of Presentation”).

Assuming no other additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $20.4 in each of the five succeeding fiscal years.

The $119.6 of gross carrying amount of Makena® product rights represents the $12.5 payment made on the Transfer Date plus the present value of the remaining payments due to Hologic as described in Note 5—“Acquisition” and is being amortized over its estimated patent protected life of seven years. As there are no performance conditions related to the remaining installment payments, the Company recorded the remaining obligations as of September 30, 2011 in current liabilities ($97.4) and non-current liabilities ($10.0) based upon their expected payment dates.

11. Accrued Severance

Accrued severance consists primarily of severance benefits owed to employees whose employment was terminated in connection with the ongoing realignment of the Company’s cost structure. Severance expense recognized in the three months ended September 30, 2011 was recorded in selling and administrative. The activity in accrued severance for the six months ended September 30, 2011 and twelve months ended March 31, 2011 is summarized as follows:

	2011
	September 30,	March 31,
Balance at beginning of period	$0.6	$2.5
Provision for severance benefits	0.8	1.8
Amounts charged to accrual	(0.9)	(3.7)

Balance at end of period	$0.5	$0.6

12. Long-Term Debt

Long-term debt consisted of:

	2011
	September 30,	March 31,
Convertible notes	$200.0	$200.0
Senior notes (less unamortized discount of $6.0 and $6.7, respectively )	219.0	218.3
Building mortgages	31.8	33.0
Collateralized borrowing	0	52.4

	450.8	503.7
Less current portion	(2.5)	(85.4)

	$448.3	$418.3

Convertible notes

In May 2003, the Company issued $200.0 principal amount of 2.5% Contingent Convertible Subordinated Notes (the “Convertible Notes”) that are convertible, under certain circumstances, into shares of Class A Common Stock at an initial conversion price of $23.01 per share. The Convertible Notes, which mature on May 16, 2033, bear interest that is payable on May 16 and November 16 of each year at a rate of 2.50% per annum. The Company also is obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period from May 16 to November 15 and from November 16 to May 15, under certain trading price conditions that have not been triggered since 2008.

The Company may redeem some or all of the Convertible Notes at any time, at a redemption price, payable in cash, of 100% of the principal amount of the Convertible Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders may require the Company to repurchase all or a portion of their Convertible Notes on May 16, 2013, 2018, 2023 and 2028 or upon a change in control, as defined in the indenture governing the Convertible Notes, at a purchase price, payable in cash, of 100% of the principal amount of the Convertible Notes, plus accrued and unpaid interest, including contingent interest, if any. Since the next occasion holders may require the Company to repurchase all or a portion of their Convertible Notes is May 16, 2013, the Convertible Notes were classified as a long-term liability as of September 30, 2011 and March 31, 2011. The Convertible Notes are subordinate to all of the Company’s existing and future senior obligations.

The Convertible Notes, which are unsecured, do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of the Company’s securities, and do not contain any financial covenants. However, a failure by the Company or any of its subsidiaries to pay any indebtedness or any final non-appealable judgments in excess of $0.8 constitutes an event of default under the indenture. An event of default would permit the trustee under the indenture or the holders of at least 25% of the Convertible Notes to declare all amounts owing to be immediately due and payable and exercise other remedies.

Senior notes

On March 17, 2011, the Company completed a private placement with a group of institutional investors of $225.0 aggregate principal amount of 12% Senior Secured Notes due 2015.

The Senior Notes bear interest at an annual rate of 12% per year, payable semiannually in arrears on March 15 and September 15 of each year, commencing September 15, 2011. Due to the timing of filing a registration statement for an exchange offer to holders of Senior Notes, the interest rate was 12.25% per annum during the period from July 1, 2011 to July 11, 2011. The Senior Notes will mature March 15, 2015. At any time prior to March 15, 2013, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price of 112% of the principal amount of the Senior Notes, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings. At any time prior to March 15, 2013, the Company may redeem all or part of the Senior Notes at a redemption price equal to (1) the sum of the present value, discounted to the redemption date, of (i) a cash payment to be made on March 15, 2013 of 109% of the principal amount of the Senior Notes, and (ii) each interest payment that is scheduled to be made on or after the redemption date and on or before March 15, 2013, plus (2) accrued and unpaid interest to the redemption date. At any time after March 15, 2013 and before March 15, 2014, the Company may redeem all or any portion of the Senior Notes at a redemption price of 109% of the principal amount of the Senior Notes, plus accrued and unpaid interest to the redemption date. At any time after March 15, 2014, the Company may redeem all or any portion of the Senior Notes at a redemption price of 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest to the redemption date. The Senior Notes are secured by certain assets of the Company and certain assets of its subsidiaries. The Senior Notes contain restrictions on the payment of dividends, the incurrence of additional indebtedness and the repurchase of the Company’s securities. Moreover, a failure by the Company or any of its subsidiaries to pay any indebtedness or any final non-appealable judgments in excess of $5.0 million constitutes an event of default under the indenture. An event of default would permit the trustee under the indenture or the holders of at least 25% of the Senior Notes to declare all amounts owing to be immediately due and payable and exercise other remedies.

After an original issue discount of 3%, the Company received proceeds of $218.3 which were used to fund a first year interest reserve totaling $27.0, of which $13.4 was used to fund the September 2011 interest payment, repay all existing obligations to U.S. Healthcare totaling approximately $61.1 and pay fees and expenses of $9.7 associated with the private placement of the Senior Notes. In connection with these payments, the Company also terminated all future loan commitments with U.S. Healthcare. The remaining proceeds, totaling approximately $120.0 will be used for general corporate purposes, including the launch of Makena®.

The Senior Notes were offered only to accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended. The Company’s registration statement for an exchange offer to holders of the Senior Notes was effective on August 26, 2011. The holders of all privately issued Senior Notes exchanged them for a like amount of registered Senior Notes under the exchange offer.

Building mortgages

In March 2006, the Company entered into a $43.0 mortgage loan arrangement (the “Mortgage Loan”) with one of its primary lenders, in part, to refinance $9.9 of existing mortgages. The $32.8 of net proceeds the Company received from the mortgage loan was used for working capital and general corporate purposes. The Mortgage Loan, which is secured by four of the Company’s buildings, bears interest at a rate of 5.91% and matures on April 1, 2021. In August 2011, the Company agreed with the lender to extend, to March 31, 2015, the requirement for the Company to achieve a minimum net worth balance. As a result of the Company’s delay in filing this Form 10-Q, the Company may not be in compliance with certain requirements of the Mortgage Loan documentation. However, as of September 30, 2011, the Company was in compliance with all requirements of the Mortgage Loan documentation and is current with all financial payment obligations. Accordingly, the Mortgage Loan is reflected as a long-term obligation as of September 30, 2011.

Collateralized borrowing

On February 25, 2009, the Company initiated legal action against Citigroup Global Markets Inc. (“CGMI”), through which it acquired the ARS the Company held at that time, in the District Court for the Eastern District of Missouri. On January 21, 2010, the Company and CGMI entered into a Purchase and Release Agreement pursuant to which CGMI agreed to purchase the Company’s remaining ARS for an aggregate purchase price of approximately $61.7. The Company also received a two-year option (which expires on January 21, 2012) to reacquire the ARS (in whole or on a class-by-class basis) for the prices at which they were sold, as well as the right to receive further payments in the event any ARS are redeemed prior to the expiration of the option. During the quarter ended September 30, 2011, the Company reacquired and then sold the remainder of its ARS.

In accordance with authoritative guidance ASC 860, Transfers and Servicing, the Company accounted for the ARS transfer to CGMI, including the two-year option to reacquire the ARS, as a secured borrowing with pledge of collateral. The transfer of the ARS to CGMI did not meet all of the conditions set forth in ASC 860 in order to be accounted for as a sale. As a secured borrowing with pledge of collateral, the Company was required to record a short-term liability (“collateralized borrowing”) as of March 31, 2011 for the ARS sale proceeds, representing a borrowing of cash from CGMI.

13. Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s shareholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income (loss), but excluded from net income (loss) as these amounts are recorded directly as an adjustment to shareholders’ deficit. For the Company, comprehensive income (loss) is comprised of net income (loss), the net changes in unrealized gains and losses on available for sale marketable securities, net of applicable income taxes, and changes in the cumulative foreign currency translation adjustment. Total comprehensive loss was $55.0 and $34.5 for the three months ended September 30, 2011 and 2010, respectively, and $33.5 and $69.6 for the six months ended September 30, 2011 and 2010, respectively.

14. Divestitures

Sale of Sucralfate ANDA

On May 7, 2010, the Company received $11.0 in cash proceeds from the sale of certain intellectual property and other assets related to the Company’s ANDA, submitted with the FDA for the approval to engage in the commercial manufacture and sale of 1gm/10mL sucralfate suspension. All prior activities related to the intellectual property were expensed as incurred and the Company has no future involvement with the product resulting in a recognized gain which is included in discontinued operations.

Sale of PDI

In consideration for the June 2010 sale of PDI, the Purchaser (1) paid to the Company on the Closing Date $24.6 in cash, subject to certain operating working capital adjustments, and (2) assumed certain liabilities, including certain contracts. The Company incurred fees of $0.6 in connection with the transaction. The Purchaser deposited $2.0 of the purchase price in an escrow arrangement for post-closing indemnification purposes, which the Company has recorded as other assets and deferred income until all post-closing matters are resolved. Any uncontested amounts that remain in the escrow account will be paid to the Company. In addition, the Purchaser also agreed to pay to the Company four contingent earn-out payments in a total aggregate amount up to, but not to exceed, $5.5 based on annual EBITDA measurements of the sold business over the four years following the sale. The Purchaser has not met the threshold for the earn-out through September 30, 2011.

The Company recorded a gain on sale of $5.9, net of tax, in connection with the PDI transaction in the quarter ended June 30, 2010. Operating results of PDI for the period from April 1, 2010 to June 2, 2010 included $2.7 of revenues and $0.0 of net income. Additionally, the Company realized a $3.5 gain in the second quarter of fiscal year 2011 from insurance proceeds related to a 2009 fire at a PDI facility.

Sale of Generics Business

In June 2011, the Company entered into an Asset Purchase Agreement pursuant to which the Company, Nesher and DrugTech agreed to sell substantially all of the assets of Nesher and the Company’s generic products business (the “Divested Assets”) to the Buyer. The sale was completed in August 2011.

The Divested Assets, as more fully described in the Agreement, consisted of: (i) all rights, title and interest in and to the Company’s Micro-K ® 8 mEq and 10 mEq products and the Company’s generic products, including the Company’s Potassium Chloride Extended Release Capsule products; (ii) the New Drug Applications and Abbreviated New Drug Applications related to the products; (iii) certain real property and real property leases associated with Nesher and the Company’s generics products business; (iv) manufacturing and other equipment associated with Nesher and the Company’s generics products business; (v) contracts, marketing materials and books and records associated with Nesher and the Company’s generics products business; (vi) the raw materials, work-in-process and finished products inventories associated with Nesher and the Company’s generics product business as of the closing of the transaction; (vii) the Company’s accounts receivable and prepaid expenses associated with Nesher and the Company’s generics products business; and (viii) certain intellectual property associated with Nesher and the Company’s generics products business, including the trade name “Nesher.”

In consideration for the Divested Assets, the Buyer paid cash of $60.5, subject to possible adjustment based upon the operating working capital of the business at the closing date, and agreed to assume certain liabilities of the Company’s generics business. At the closing of the transaction, the Buyer deposited $7.5 of the purchase price in an escrow arrangement for post-closing indemnification purposes, which the Company has recorded as restricted cash and deferred income until certain post-closing matters, to the extent there are any, are resolved.

The table below reflects the operating results of our generics business for the three and six months ended September 30, 2011 and 2010, respectively, and net assets held for sale at March 31, 2011.

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

Net revenues	$3.4	$0.3	$11.2	$(0.3)
Cost of sales	2.6	8.3	8.6	17.7

Gross profit (loss)	0.8	(8.0)	2.6	(18.0)

Operating expenses:
Research and development	(0.1)	0.5	(0.1)	2.9
Selling and administrative	0.1	1.3	0.5	3.2

Total operating expenses	0	1.8	0.4	6.1

Operating income (loss)	0.8	(9.8)	2.2	(24.1)
Income tax (benefit)	0	(3.5)	0	(8.7)

Net income (loss)	$0.8	$(6.3)	$2.2	$(15.4)

Gain (loss) on sale of assets
(net taxes (benefit) of $0, $0, $0 and $4.0)	$(8.8)	$0	$(8.8)	$7.0

March 31, 2011

Receivables, net	$2.9
Inventories, net	6.1

Total current assets held for sale	9.0
Property and equipment, less accumulated depreciation	30.2
Intangible assets	14.4
Other assets	—

Total assets held for sale	$53.6

Accounts payable and accrued liabilities	2.5

Total liabilities associated with assets held for sale	$2.5

15. Warrant Liability

The Company issued Warrants to U.S. Healthcare in November 2010 and March 2011 to purchase an aggregate of up to 20.1 million shares of Class A Common Stock at an exercise price of $1.62 per share. The $28.9 and $89.2 decrease in the value of the Warrants for the three months and six months ended September 30, 2011, respectively, resulted primarily from a decline in the Company’s stock price and is reflected in other income as a change in warrant liabilities in our consolidated statements of operations.

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

Additionally, the Company deposited $7.5 into an escrow account that would be released to the Company or to U.S. Healthcare depending on the timing of the registration and the stock price of the shares underlying the Warrants. The Company’s registration of the resale of the shares issuable upon exercise of the Warrants became effective on July 13, 2011. The price of the Company’s stock did not exceed the required closing price as required by the Warrants and as a result the $7.5 held in escrow was released to U.S. Healthcare during the quarter ended September 30, 2011.

The calculation of the estimated fair value of the Warrants using Monte Carlo simulation model, requires application of critical assumptions, including the probability of the Company issuing additional common stock (“Fundamental Transaction”) in the future. The Company computes the fair value of the Warrants at the end of each quarterly reporting period using subjective input assumptions consistently applied for each period, reflecting conditions at each valuation date. If the Company was to alter its assumptions or the number of inputs based on such assumptions, the resulting estimated fair value could be materially different.

The fair value of the Warrants at September 30, 2011 and March 31, 2011, respectively, was estimated utilizing the following assumptions:

	Revaluation At
	September 30, 2011	March 31, 2011

Number of Warrants	20,038,410	20,038,410

Aggregate fair value (a)	$19.4	$108.6

Risk free discount rate	0.74%	2.15%

Volatility rate	106.00%	99.00%

Dividend rate	0.00%	0.00%

Contractual life (years)	4.2	4.6

Fundamental Transaction (b)	10.0%	10.0%

(a)	Prior to the value of the contingency features described above
(b)	After the stock price reaches $10.00 per share

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

On March 22, 2011, Mr. M. Hermelin made a demand on the Company for indemnification with respect to his payment of $1.9 imposed by the United States District Court as a fine and forfeiture of pecuniary gain as part of the sentence resulting from his guilty plea entered by the Court on March 10, 2011. Mr. M. Hermelin pled guilty to two federal misdemeanor counts as a responsible corporate officer of the Company at the time when a misbranding of two morphine sulfate tablets occurred that contained more of the active ingredient than stated on the label. In addition, the Company has advanced, under the terms of the Indemnification Agreement, legal expenses amounting to approximately $5.7 to various law firms that represented Mr. M. Hermelin for legal matters including the FDA and SEC investigations, the Department of Justice inquiry, the Audit Committee investigation, HHS OIG exclusion and various class action lawsuits. Under the Company’s Indemnification Agreement entered into with all directors, including Mr. M. Hermelin when he served as Chairman of the Board and Chief Executive Officer of the Company, as a condition for the advancement of expenses, each director is required to sign an undertaking to reimburse the Company for the advanced expenses in the event it is found that the director is not entitled to indemnification. The Company has also received invoices for $0.1 of additional legal fees covering the same or other matters for which Mr. M. Hermelin is demanding indemnification. The Company has not paid these invoices. Mr. M. Hermelin’s demand for reimbursement of the $1.9 fine and forfeiture, the advancement of legal fees to represent him for various legal matters and whether only such advancement should be indemnified is being handled by a special committee of independent directors appointed by the Board of Directors of the Company. On October 11, 2011, the Company, at the direction of the Special Committee, filed a Petition for declaratory judgment in the Circuit Court of St. Louis County against Mr. M. Hermelin styled K-V Pharmaceutical Company v. Marc Hermelin seeking a declaration of rights of the parties with regard to Mr. M. Hermelin’s employment and indemnification agreements with the Company. The Company alleges that Mr. M Hermelin is not entitled to payments under such agreements due to breaches of his fiduciary obligations to the Company and its Board. On October 14, 2011, Mr. M. Hermelin filed an action in the Court of Chancery in the State of Delaware styled Marc S. Hermelin v. K-V Pharmaceutical Company, seeking: advancement of expenses in connection with certain proceedings; indemnification of attorneys’ fees and other expenses incurred as to other proceedings; and advancement of attorneys’ fees that he has incurred and will incur in the St. Louis County and Delaware actions. Mr. M. Hermelin claims that he is entitled to such amounts under the Company’s Bylaws, Delaware law and his indemnification agreement. A hearing on the advancement issue has been scheduled for January 4-5, 2012.

Litigation and Governmental Inquiries

Resolution of one or more of the matters described below could have a material adverse effect on the Company’s results of operations, financial condition or liquidity. The Company intends to vigorously defend its interests in the matters described below.

Accrued litigation consists of settlement obligations as well as loss contingencies recognized by the Company because settlement was determined to be probable and the related payouts were reasonably estimable. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of claims is reviewed at least quarterly and an adjustment to the Company’s accrual is recorded as deemed appropriate based upon these reviews. Based upon current information available, the resolution of legal matters individually or in aggregate could have a material adverse effect on the Company’s results of operations, financial condition or liquidity. The Company is unable to estimate the possible loss or range of losses above amounts already accrued at September 30, 2011.

The Company and/or ETHEX have been named as defendants in certain multi-defendant cases alleging that the defendants reported improper or fraudulent pharmaceutical pricing information, i.e., Average Wholesale Price, or AWP, and/or Wholesale Acquisition Cost, or WAC, information, which allegedly caused the governmental plaintiffs to incur excessive costs for pharmaceutical products under the Medicaid program. Cases of this type have been filed against the Company and/or ETHEX and other pharmaceutical manufacturer defendants by the States of Massachusetts, Alabama, Mississippi, Louisiana, Utah and Iowa, by New York City, and by approximately 45 counties in New York State. The State of Mississippi effectively voluntarily dismissed the Company and ETHEX without prejudice on October 5, 2006 by virtue of the State’s filing an Amended Complaint on such date that does not name either the Company or ETHEX as a defendant. On August 13, 2007, ETHEX settled the Massachusetts lawsuit and received a general release of liability with no admission of liability. On October 7, 2008, ETHEX settled the Alabama lawsuit for $2.0 and received a general release of liability with no admission of liability. On November 25, 2009, ETHEX settled the New York City and New York county cases (other than the Erie, Oswego and Schenectady County cases) for $3.0 and received a general release of liability. On February 23, 2010, ETHEX settled the Iowa lawsuit for $0.5 and received a general release of liability. On August 25, 2010, ETHEX settled the Erie, Oswego and Schenectady Counties lawsuit for $0.1 and received a general release of liability. On October 21, 2010, the Company received a subpoena from the Florida Office of Attorney General requesting information related to ETHEX’s pricing and marketing activities. The Company is currently complying with the State’s request for documents and pricing information. In November 2010, the Company and ETHEX were served with a complaint with respect to an AWP case filed by the State of Louisiana. In January 2011, the Company filed various defensive motions with respect to the Louisiana lawsuit.

On August 29, 2002, Constance Conrad (“Relator”) filed a complaint in the United States District Court for the District of Massachusetts styled United States ex rel. Constance Conrad, et al. v. Abbott Laboratories, Inc., et al., Civil No. 02-CV-11738-NG (D.Mass) pursuant to the qui tam provisions of the False Claims Act, 31 U.S.C § 3730(b) against multiple defendants, including the Company. Specifically, the Relator alleged that the Company failed to advise the Centers for Medicare and Medicaid Services (“CMS”) that certain products marketed by ETHEX Corporation, including Nitroglycerin Extended Release Capsules and Hyoscyamine Sulfate Extended Release Capsules, did not qualify for coverage under federal healthcare programs. On December 6, 2011 the parties entered into a Settlement Agreement to resolve this dispute. Pursuant to the Settlement Agreement, the Company agreed to pay a total sum of $17.0, plus interest, in installments over five years as follows:

Payment Amounts including interest	Payment Due Date

$636,051.37	December 15, 2011

$—	March 15, 2012

$—	June 15, 2012

$225,637.64	September 14, 2012

$224,895.45	December 14, 2012

$599,153.26	March 15, 2013

$596,184.51	June 14, 2013

$593,215.76	September 13, 2013

$590,247.01	December 13, 2013

$587,278.26	March 14, 2014

$584,309.51	June 13, 2014

$1,081,340.76	September 13, 2014

$1,075,403.26	December 15, 2014

$1,069,465.76	March 16, 2015

$1,063,528.26	June 15, 2015

$1,057,590.76	September 15, 2015

$2,051,653.26	December 15, 2015

$2,039,778.26	March 15, 2016

$2,027,903.26	June 15, 2016

$2,715,525.04	September 15, 2016

In addition, the Company agreed to pay certain attorneys’ fees and costs to Relator’s counsel. The Company did not admit any wrong doing in connection with the allegations raised in the complaint, and upon the initial payment, the United States and Relator shall 1) dismiss with prejudice all claims relating to the alleged conduct with regard to Nitroglycerin Extended Release Capsules and Hyoscyamine Sulfate Extended Release Capsules; 2) dismiss all remaining claims asserted in the complaint with prejudice to the Relator; and 3) dismiss all remaining claims asserted in the complaint without prejudice to the United States.

The Settlement Agreement provides the United States with various remedies and potential penalties for any failure by the Company to abide by the payment terms contained therein, including the right of the United States to rescind its release, offset any monies owed to the Company by the United States, seek payment for the full amount of its claim against the Company, and exclude the Company from participating in any Federal healthcare program.

The Company, at the direction of a special committee of the Board of Directors that was in place prior to June 10, 2010, responded to requests for information from the Office of the United States Attorney for the Eastern District of Missouri and FDA representatives working with that office. In connection therewith, on February 25, 2010, the Board, at the recommendation of the special committee, approved entering into a plea agreement subject to court approval, with the Office of the United States Attorney for the Eastern District of Missouri and the Office of Consumer Litigation of the United States Department of Justice (referred to herein collectively as the “Department of Justice”). The plea agreement was executed by the parties and was entered by the U.S. District Court, Eastern District of Missouri, Eastern Division on March 2, 2010. Pursuant to the terms of the plea agreement, ETHEX pleaded guilty to two felony counts, each stemming from the failure to make and submit a field alert report to the FDA in September 2008 regarding the discovery of certain undistributed tablets that failed to meet product specifications. Sentencing pursuant to the plea agreement also took place on March 2, 2010.

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

In connection with the previously anticipated exclusion of ETHEX from participation in federal healthcare programs, the Company ceased operations of ETHEX on March 2, 2010. On November 15, 2010, the Company entered into the Divestiture Agreement with HHS OIG under which the Company agreed to sell the assets and operations of ETHEX to unrelated third parties prior to April 28, 2011 and to file articles of dissolution with respect to ETHEX under Missouri law by such date. Following such filing, ETHEX may not engage in any new business other than for winding up its operations and will engage in a process provided under Missouri law to identify and resolve its liabilities over at least a two year period. Under the terms of the agreement, HHS OIG agreed not to exclude ETHEX from federal healthcare programs until April 28, 2011 and, upon completion of the sale of the ETHEX assets and of the filing of the articles of dissolution of ETHEX, the agreement will terminate. Civil monetary penalties and exclusion of ETHEX could have occurred if the Company had failed to meet its April 28, 2011 deadline. The Company has also received a letter from HHS OIG advising it further that assuming that it has complied with all agreements deemed necessary by HHS OIG, ETHEX has filed its articles of dissolution, and ETHEX no longer has any ongoing assets or operations other than those required to conclude the winding up process under Missouri law, HHS OIG would not exclude ETHEX thereafter. The Company has notified all parties of its intent to dissolve ETHEX and notifications were sent out on January 28, 2011. ETHEX has sold its assets in accordance with the Divestiture Agreement on May 20, 2011, we received a letter from HHS OIG stating that based upon its review of the information provided in our monthly reports, it appeared that the Company and ETHEX had satisfied our obligation under the Divestiture Agreement.

The Company currently does not anticipate that the voluntary guilty plea by ETHEX will have a material adverse effect on the Company’s efforts to comply with the requirements pursuant to the consent decree and to resume shipments of its approved products manufactured by third parties.

On November 10, 2010, Marc S. Hermelin voluntarily resigned as a member of the Board. The Company had been advised that HHS OIG notified Mr. M. Hermelin that he would be excluded from participating in federal healthcare programs effective November 18, 2010. In an effort to avoid adverse consequences to the Company, including a potential discretionary exclusion of the Company, and to enable it to secure its expanded financial agreement with U.S. Healthcare, the Company, HHS OIG, Mr. M. Hermelin and his wife (solely with respect to her obligations thereunder, including as joint owner with Mr. M. Hermelin of certain shares of Company stock) entered into the Settlement Agreement under which Mr. M. Hermelin also resigned as trustee of all family trusts that hold KV stock, agreed to divest his personal ownership interests in the Company’s Class A Common and Class B Common Stock (approximately 1.8 million shares, including shares held jointly with his wife) over an agreed upon period of time in accordance with a divestiture plan and schedule approved by HHS OIG, and agreed to refrain from voting stock under his personal control. In order to implement such agreement, Mr. M. Hermelin and his wife granted to an independent third party immediate irrevocable proxies and powers of attorney to divest their personal stock interests in the Company if Mr. M. Hermelin does not timely do so. The Settlement Agreement also required Mr. M. Hermelin to agree, for the duration of his exclusion, not to seek to influence or be involved with, in any manner, the governance, management, or operations of the Company. On March 14, 2011, Mr. M. Hermelin pleaded guilty to two federal misdemeanor counts pertaining to misbranding of two oversized morphine sulfate tablets, as a responsible corporate officer of the Company at the time that such tablets were introduced into interstate commerce. See discussion above for information regarding certain claims for indemnification by Mr. M. Hermelin.

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

On February 27, 2009, by letter, the Company was notified by the U.S. Department of Labor that it was conducting an investigation of the Company’s Fifth Restated Profit Sharing Plan and Trust, to determine whether such plan is conforming with the provisions of Title I of the Employee Retirement Income Security Act (“ERISA”) or any regulations or orders there under. The Company cooperated with the Department of Labor in its investigation and on August 27, 2009, the Department of Labor notified the Company it had completed a limited review and no further review was contemplated at that time. On July 7, 2010, by letter, the U.S. Department of Labor notified the Company it was again conducting a review of the Company’s Fifth Restated Profit Sharing Plan and Trust. The Company provided the requested documents. On September 12, 2011, the Department of Labor notified the Company it had concluded its investigation and no further action would be taken.

On December 2, 2008, plaintiff Joseph Mas filed a complaint against the Company, in the United States District Court for the Eastern District of Missouri, Mas v. KV Pharma. Co., et al. On January 9, 2009, plaintiff Herman Unvericht filed a complaint against the Company also in the Eastern District of Missouri, Unvericht v. KV Pharma. Co., et al. On January 21, 2009, plaintiff Norfolk County Retirement System filed a complaint against the Company, again in the Eastern District of Missouri, Norfolk County Retirement System v. KV Pharma. Co., et al. The operative complaints in these three cases purport to state claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, on behalf of a putative class of stock purchasers. On April 15, 2009, the Honorable Carol E. Jackson consolidated the Unvericht and Norfolk County cases into the Mas case already before her. The amended complaint for the consolidated action, styled Public Pension Fund Group v. KV Pharma. Co., et al., was filed on May 22, 2009. Defendants, including the Company and certain of its directors and officers, moved to dismiss the amended complaint on July 27, 2009. The court granted the motion to dismiss the Company and all individual defendants in February 2010. On March 18, 2010, the plaintiffs filed a motion for relief from the order of dismissal and to amend their complaint, and also filed a notice of appeal. On October 20, 2010, the Court denied plaintiffs’ motion for relief from the order of dismissal and to amend pleadings. On November 1, 2010, plaintiffs’ filed a notice of appeal. On September 21, 2011, an appeal was argued before the 8th Circuit Court of Appeals on the matter. The Company is currently awaiting the court’s decision.

On October 19, 2011, plaintiff Frank Julianello filed a complaint against the Company, in the United States District Court for the Eastern District of Missouri, alleging violations of the anti-fraud provisions of the federal securities laws on behalf of all purchasers of the publicly traded securities of the Company between February 14, 2011 and April 4, 2011. The complaint alleges class members were damaged by paying artificially inflated stock prices due to the Company’s purportedly misleading statements regarding Makena® related to access and exclusivity.

On October 31, 2011, plaintiff Ramakrishna Mukku filed a complaint against the Company, in the United States District Court for the Eastern District of Missouri, alleging violations of the anti-fraud provisions of the federal securities laws on behalf of all purchasers of the publicly traded securities of the Company between February 14, 2011 and April 4, 2011. The complaint alleges class members were damaged by paying artificially inflated stock prices due to the Company’s purportedly misleading statements regarding Makena® related to access and exclusivity.

On November 2, 2011, plaintiff Hoichi Cheong filed a complaint against the Company, in the United States District Court for the Eastern District of Missouri, on behalf of purchasers of the securities of the Company, who purchased or otherwise acquired K-V securities between February 14, 2011 and April 4, 2011, seeking to pursue remedies under the Securities Exchange Act of 1934. The complaint alleges class members were damaged by purchasing artificially inflated stock prices due to the Company’s purportedly misleading statements regarding Makena® related to access and exclusivity.

On November 15, 2011, plaintiffs Phil and Martha Tompkins filed a verified shareholder derivative complaint in the United States District Court, Eastern District of Missouri, against the Company, its Board of Directors and certain officers alleging breach of fiduciary duties and other misconduct from February 14, 2011 to April 4, 2011. The complaint alleges a breach of fiduciary duties by making, and allowing the making of, purportedly materially false and misleading statements to the investing public related to Makena® and its access and exclusivity.

On November 30, 2011, plaintiff Douglas Sims filed a verified shareholder derivative petition for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in the Circuit Court of St. Louis County, Missouri, against the Company, its Board of Directors and certain officers alleging breach of fiduciary duties, which have caused and continue to cause substantial damage to the Company.

On October 2, 2009, the U.S. Equal Employment Opportunity Commission sent the Company a Notice of Charge of Discrimination regarding a charge, dated September 23, 2009, of employment discrimination based on religion (in connection with the termination of his employment with the Company) filed against the Company by David S. Hermelin, a current director and former Vice President, Corporate Strategy and Operations Analysis of the Company. On January 29, 2010, the Company filed its response to the Notice of Charge of Discrimination, which stated the Company’s position that Mr. D. Hermelin’s termination had nothing to do with religious discrimination and that his claim should be dismissed. On August 5, 2011, the EEOC issued a Dismissal and Notice of Right to Sue within 90 days of the dismissal. Mr. D. Hermelin notified the Company on August 15, 2011 that he did not intend to pursue the matter any further.

On August 11, 2011, the Company was served with two contract actions related to stock option grants to two former employees. These actions are styled Scott Macke v. K-V Pharmaceutical Company and Melissa Hughes v. K-V Pharmaceutical Company. The lawsuits allege breach of covenant of good faith and fair dealing, breach of contract, and fraud. Plaintiffs claim that they were injured by not being able to exercise their stock options within the 90 days after their termination from the Company because the Company had issued a trading blackout. The Company also received letters from two other former employees, who have not filed suit claiming similar injury. On October 14, 2011, the Hughes Complaint was dismissed without prejudice with leave to amend on or before October 28, 2011. A First Amended Complaint was filed in the Hughes case on October 28, 2011. The Company filed its Answer to the First Amended Complaint on November 30, 2011 and removed the case to federal court. The Company filed an answer to the Macke complaint in state court.

The Company and/or ETHEX are named defendants in at least 24 pending product liability or other lawsuits that relate to the voluntary product recalls initiated by the Company in late 2008 and early 2009. The plaintiffs in these lawsuits allege damages as a result of the ingestion of purportedly oversized tablets allegedly distributed in 2007 and 2008. The lawsuits are pending in federal and state courts in various jurisdictions. Six of the 24 pending lawsuits have settled but have not yet been dismissed. Of the remaining 18 pending lawsuits, two plaintiffs allege economic harm, 13 plaintiffs allege wrongful death, and the remaining lawsuits allege non-fatal physical injuries. Plaintiffs’ allegations of liability are based on various theories of recovery, including, but not limited to strict liability, negligence, various breaches of warranty, misbranding, fraud and other common law and/or statutory claims. Plaintiffs seek substantial compensatory and punitive damages. Two of the lawsuits are putative class actions seeking economic damages with respect to recalled products, one of the lawsuits has four unrelated plaintiffs, and the remaining lawsuits are either individual lawsuits or have two plaintiffs. The Company possesses third party product liability insurance, which the Company believes is applicable to the pending lawsuits and claims.

One of these putative class actions, styled Polk v. KV Pharmaceutical Company et al., seeks economic damages with respect to recalled metoprolol succinate product. During January 2011, the decision of the U.S. District Court dismissing the case in favor of the Company was reversed on appeal. The Company requested reconsideration by the appellate court, which was denied in March 2011, and the Company filed a motion for appellate review en banc, which was denied by the court on May 12, 2011. The case has been returned to the district court for further proceedings and a motion to dismiss is pending. The other putative class action, styled Herndon v. KV Pharmaceutical Company et al., is pending in state court in Missouri. Plaintiff’s Motion for Class Certification was heard by the court on August 16, 2011 and the parties await a ruling. In addition to the 24 pending lawsuits, there are at least three pending pre-litigation claims (one of which involves a death) that may or may not eventually result in lawsuits.

In addition to the product liability lawsuits related to the voluntary product recalls, on September 14, 2011, plaintiffs Lanny and Angela Jones filed a complaint against the Company and Ther-Rx Corporation in the Circuit Court of Jefferson County, Alabama, styled Lanny and Angela Jones, individually and as parents and next friends of their minor children, Landon Jones and Alana Jones, alleging injury to their minor children as a result of coming in contact with Evamist.

The Company and ETHEX were named as defendants in a complaint filed by CVS Pharmacy, Inc. (“CVS”) in the United States District Court for the District of Rhode Island on or about February 26, 2010 and styled CVS Pharmacy, Inc. v. K-V Pharmaceutical Company and Ethex Corporation (“CVS Complaint”). The CVS Complaint alleged three claims: breach of contract, breach of implied covenant of good faith and fair dealing, and, in the alternative, promissory estoppels. CVS’ claims were premised on the allegation that the Company and/or ETHEX failed to perform their alleged promises to either supply CVS with its requirements for certain generic drugs or reimburse CVS for any higher price it must pay to obtain the generic drugs. CVS sought damages of no less than $100.0, plus interest and costs. In March 2011, CVS and its parent CVS Caremark Corporation filed a similar complaint, seeking damages similar to those sought in the federal case and adding another breach of contract claim, in state court in Superior Court of Providence County, Rhode Island, against the Company, ETHEX and Nesher. On July 18, 2011, the parties reached a settlement in which the Company agreed to pay the aggregate amount of $9.4 to CVS as follows: (a) the Company shall forgive approximately $6.8 in past CVS purchases of Makena® and $0.3 in ETHEX credits; and (b) the Company has given CVS a credit amount of approximately $2.3 to be used for purchases of any Company product by December 15, 2011. The Company shall pay any remaining portion of the $2.3 credit to CVS in cash after December 15, 2011. On November 7, 2011, the case was dismissed with prejudice.

A complaint styled Robertson v. Ther-Rx Corporation, U.S. District Court for the Middle District of Alabama, filed October 30, 2009, by a Ther-Rx sales representative asserting non-exempt status and the right to overtime pay under the Fair Labor Standards Act for a class of Ther-Rx sales representatives and under the Family and Medical Leave Act of 1993 (with respect to plaintiff’s pregnancy) and Title VII of the Civil Rights Act of 1964 (also with respect to termination allegedly due to her pregnancy and to her complaints about being terminated allegedly as a result of her pregnancy). An additional seven Ther-Rx sales representatives joined as plaintiffs. On December 22, 2010, a settlement was reached between the parties for $0.3 and on May 12, 2011, the court approved the settlement agreements. The Company has made all payments required under the settlement agreements.

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

On August 24, 2010, Westmark Healthcare Distributors, Inc. filed an action in the Third Judicial District Court In and For Salt Lake County, State of Utah, against Ther-Rx demanding payment of $0.1 for recalled, returned pharmaceutical products. A settlement has been reached between the parties in which the Company will provide Evamist® product.

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

Ther-Rx Corporation has been named as a defendant in a False Claims Act Qui Tam action filed under seal on March 28, 2003. The complaint was unsealed in July 2011 and alleges violations of Federal and State False Claims Act involving the submission of false or fraudulent claims for Medicaid reimbursement on outpatient prescription drugs that the defendants have made or caused to be made since as early as January 1, 1991. The Company was voluntarily dismissed in the plaintiff’s amended complaint filed on November 10, 2011.

On November 17, 2011, the Company filed a verified complaint for injunctive and declaratory relief in the Court of Chancery of the State of Delaware against FemmePharma seeking to prevent FemmePharma from petitioning the U.S. Patent and Trademark Office for reexamination of U.S. Patent No. 5,993,856 in violation of the exclusive license granted by FemmePharma to the Company. On November 29, 2011, the court granted the Company’s petition for a temporary restraining order against FemmePharma.

From time to time, the Company is involved in various other legal proceedings in the ordinary course of its business. While it is not feasible to predict the ultimate outcome of such other proceedings, the Company believes the ultimate outcome of such other proceedings will not have a material adverse effect on its results of operations, financial condition or liquidity.

There are uncertainties and risks associated with all litigation and there can be no assurance the Company will prevail in any particular litigation. During the six months ended September 30, 2011 and 2010, the Company recorded expense of $0 and $8.6, respectively, for litigation and governmental inquiries. At September 30, 2011 and March 31, 2011, the Company had accrued $48.1 and $48.9, respectively, for estimated costs for litigation and governmental inquiries.

17. Income Taxes

The Company has federal loss carry forwards of approximately $533.6 and state loss carry forwards of approximately $656.7 at September 30, 2011. The Company also has tax credit carry forwards for alternative minimum tax, research credit and foreign tax credit of approximately $9.7 at September 30, 2011. The loss carry forwards begin to expire in the year 2030, while the alternative minimum tax credits have no expiration date. The research credit and foreign tax credit begin to expire in the years 2026 and 2017, respectively.

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

Management believes that the operating loss for continuing operations, which is reflected without the noncash warrant gain, reported for the three and six months ended September 30, 2011 will likely not create a future tax benefit. As such, a valuation allowance of $32.3 and $48.0 has been charged to income tax expense for the three and six months ended September 30, 2011, respectively, to offset that benefit. The Company has also reported a provision for income taxes for the three and six months ended September 30, 2011 due primarily to the timing of certain deferred tax liabilities which are not scheduled to reverse within the applicable carry forward periods for the deferred tax assets.

The Consolidated Balance Sheets reflect liabilities for unrecognized tax benefits of $1.2 as of September 30, 2011 and March 31, 2011. Accrued interest and penalties included in the Consolidated Balance Sheets were $0.3 as of September 30, 2011 and March 31, 2011.

The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense in the Consolidated Statements of Operations.

It is anticipated the Company will recognize approximately $1.0 of unrecognized tax benefits within the next 12 months as a result of the expected expiration of the relevant statute of limitations.

Management regularly evaluates the Company’s tax positions taken on filed tax returns using information about recent court decisions and legislative activities. Many factors are considered in making these evaluations, including past history, recent interpretations of tax law and the specific facts and circumstances of each matter. Because tax law and regulations are subject to interpretation and tax litigation is inherently uncertain, these evaluations can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. The recorded tax liabilities are based on estimates and assumptions that have been deemed reasonable by management. However, if the Company’s estimates are not representative of actual outcomes, recorded tax liabilities could be materially impacted.

18. Condensed Consolidating Financial Statements

On March 17, 2011, the Company completed the offering and sale of the Senior Notes. The Senior Notes were offered only to accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended. The Senior Notes are guaranteed by certain of the Company’s wholly-owned subsidiaries, DrugTech Corporation, FP1096, Inc., K-V Discovery Solutions, Inc. (formerly Nesher Discovery Solutions, Inc.), K-V Generic Pharmaceuticals, Inc. (formerly known as Nesher Pharmaceuticals, Inc.), K-V Solutions USA, Inc. (formerly known as Nesher Solutions USA, Inc.), Ther-Rx Corporation and Zeratech Technologics USA, Inc. (collectively, the “Guarantor Subsidiaries”). ETHEX Corporation, Particle Dynamics, Inc., and MECW, LLC are Non-Guarantor Subsidiaries.

In connection with the issuance and sale of the Senior Notes, the Company and the Guarantor Subsidiaries filed an exchange offer registration statement with the SEC with respect to an offer to exchange the Senior Notes for substantially identical notes that are registered under the Securities Act (the “Exchanged Notes”). Each of the Guarantor Subsidiaries has issued full, unconditional and joint and several guarantees for the Exchanged Notes.

The rules of the SEC require that condensed consolidating financial information be provided when certain, but not all, of a registrant’s wholly-owned subsidiaries guarantee the registrant’s public debt on a full, unconditional, joint and several basis. The Company is, therefore, presenting condensed Consolidating Balance Sheets as of September 30, 2011 and March 31, 2011 and Condensed Consolidating Statements of Operations and Cash Flows for the three and six months ended September 30, 2011 and 2010, which reflect the consolidation of the registrant company, the combined Guarantor Subsidiaries, and the combined Non-Guarantor Subsidiaries. These condensed Consolidating Financial Statements should be read in conjunction with the Consolidated Financial Statements. The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had the registrant or the Guarantor Subsidiaries operated as independent entities.

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

Condensed Consolidating Balance Sheets

	September 30, 2011
($ in millions)	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$121.4	$0.2	$0	$0	$121.6
Restricted cash	21.7	0	0	0	21.7
Intercompany receivables	—	342.9	1,216.0	(1,558.9)	0
Inventory	0.8	0.4	0	0	1.2
Receivables, net and other current assets	11.9	4.6	(0.6)	0	15.9

Total current assets	155.8	348.1	1,215.4	(1,558.9)	160.4

Property and equipment, less accumulated depreciation	34.5	0.1	0	0	34.6
Investment in subsidiaries	1,432.9	0	0	(1,432.9)	0
Intangible assets, net	0	140.7	0	0	140.7
Other assets	13.1	0	0	0	13.1

Total Assets	$1,636.3	$488.9	$1,215.4	$(2,991.8)	$348.8

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current maturities of long-term debt	$2.5	$0	$0	$0	$2.5
Intercompany payable	1,321.6	237.3	0	(1,558.9)	0
Accounts payable, and other current liabilities	139.1	22.4	11.7	0	173.2

Total current liabilities	1,463.2	259.7	11.7	(1,558.9)	175.7

Long-term debt, less current maturities	448.3	0	0	0	448.3
Warrant liability	19.4	0	0	0	19.4
Deferred tax liability	62.5	0	0	0	62.5
Long-term liabilities	53.8	0	0	0	53.8
Shareholders’ equity (deficit)	(410.9)	229.2	1,203.7	(1,432.9)	(410.9)

Total Liabilities and Shareholder’s Equity (Deficit)	$1,636.3	$488.9	$1,215.4	$(2,991.8)	$348.8

	March 31, 2011 (As Restated)
($ in millions)	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$137.4	$0.2	$—	$—	$137.6
Restricted cash	34.5	—	—	—	34.5
Investment securities	57.2	—	—	—	57.2
Intercompany receivables	—	322.1	1,233.1	(1,555.2)	—
Inventory	0.2	0.8	—	—	1.0
Receivables, net and other current assets	10.9	36.3	—	—	47.2
Current assets held for sale	6.1	2.9	—	—	9.0

Total current assets	246.3	362.3	1,233.1	(1,555.2)	286.5

Property and equipment, less accumulated depreciation	67.5	0.1	—	—	67.6
Investment in subsidiaries	1,441.8	—	—	(1,441.8)	—
Investment securities	—	—	—	—	—
Intangible assets, net	—	150.9	—	—	150.9
Other assets	14.9	0.2	—	—	15.1
Non current assets held for sale	30.3	14.3	—	—	44.6

Total Assets	$1,800.8	$527.8	$1,233.1	$(2,997.0)	$564.7

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current maturities of long-term debt	$85.4	$—	$—	$—	$85.4
Intercompany payable	1,311.5	243.7	—	(1,555.2)	—
Accounts payable and other current liabilities	102.2	46.2	26.7	—	175.1
Current liabilities associated with assets held for sale	—	—	2.5	—	2.5

Total current liabilities	1,499.1	289.9	29.2	(1,555.2)	263.0

Long-term debt, less current maturities	418.3	—	—	—	418.3
Warrant liability	108.6	—	—	—	108.6
Deferred tax liability	57.4	—	—	—	57.4
Long-term liabilities	95.2	—	—	—	95.2
Shareholders’ equity (deficit)	(377.8)	237.9	1,203.9	(1,441.8)	(377.8)

Total Liabilities and Shareholder Equity (Deficit)	$1,800.8	$527.8	$1,233.1	$(2,997.0)	$564.7

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2011
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$0	$4.5	$0	$0	$4.5
Cost of sales	0.5	0.4	0	0	0.9

Gross (loss) profit	(0.5)	4.1	0	0	3.6

Research and development	3.8	0	0	0	3.8
Selling and administrative	14.9	16.0	0	0	30.9
Impairment charges	31.0	0	0	0	31.0
Loss on sale of assets	0.8	0	0	0	0.8

Operating expenses	50.5	16.0	0	0	66.5

Operating loss	(51.0)	(11.9)	0	0	(62.9)

Change in warrant liability	(28.9)	0	0	0	(28.9)
Interest expense	9.5	0	0.1	0	9.6
Interest and other income	0.1	0	0	0	0.1

Total other expense (income)	(19.3)	0	0.1	0	(19.2)

Loss from continuing operations before income taxes	(31.7)	(11.9)	(0.1)	0	(43.7)
Income tax provision	3.1	0	0	0	3.1

Loss from continuing operations	(34.8)	(11.9)	(0.1)	0	(46.8)

Equity in loss of subsidiaries	(4.2)	0	0	4.2	0

Net loss (gain) from discontinued operations, net of tax	(7.0)	7.7	0.1	0	0.8
Loss on sale of discontinued operations, net of tax	(8.8)	0	0	0	(8.8)

Net loss	$(54.8)	$(4.2)	$0	$4.2	$(54.8)

	Three Months Ended September 30, 2010
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$0	$3.0	$0	$0	$3.0
Cost of sales	0	0.4	0	0	0.4

Gross profit	0	2.6	0	0	2.6

Research and development	5.2	0	0	0	5.2
Selling and administrative	14.1	7.4	0	0	21.5
Loss on sale of assets	0.1	0	0	0	0.1

Operating expenses	19.4	7.4	0	0	26.8

Operating loss	(19.4)	(4.8)	0	0	(24.2)

Interest expense	2.1	0	0.1	0	2.2
Interest and other expense (income)	(0.2)	0	0	0	(0.2)

Total other expense	1.9	0	0.1	0	2.0

Loss from continuing operations before income taxes	(21.3)	(4.8)	(0.1)	0	(26.2)
Income tax provision	0.7	0	3.5	0	4.2

Loss from continuing operations	(22.0)	(4.8)	(3.6)	0	(30.4)

Equity in loss of subsidiaries	(12.5)	0	0	12.5	0

Net loss from discontinued operations, net of tax	0	(0.5)	(3.6)	0	(4.1)

Net (loss) income	$(34.5)	$(5.3)	$(7.2)	$12.5	$(34.5)

	Six Months Ended September 30, 2011
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$0	$10.5	$0	$0	$10.5
Cost of sales	0.9	0.8	0	0	1.7

Gross (loss) profit	(0.9)	9.7	0	0	8.8

Research and development	6.6	0	0	0	6.6
Selling and administrative	27.6	33.8	0	0	61.4
Impairment charges	31.0	0	0	0	31.0
Loss on sale of assets	0.8	0	0	0	0.8

Operating expenses	66.0	33.8	0	0	99.8

Operating loss	(66.9)	(24.1)	0	0	(91.0)

Change in warrant liability	(89.2)	0	0	0	(89.2)
Interest expense	19.2	0	0.2	0	19.4
Interest and other income	(2.3)	0	0	0	(2.3)

Total other (income) expense	(72.3)	0	0.2	0	(72.1)

Income (loss) from continuing operations before income taxes	5.4	(24.1)	(0.2)	0	(18.9)
Income tax provision	6.4	0	0	0	6.4

Loss from continuing operations	(1.0)	(24.1)	(0.2)	0	(25.3)

Equity in loss of subsidiaries	(15.1)	0	0	15.1	0

Net (loss) gain from discontinued operations, net of tax	(7.0)	9.1	0.1	0	2.2
Loss on sale of discontinued operations, net of tax	(8.8)	0	0	0	(8.8)

Net (loss) income	$(31.9)	$(15.0)	$(0.1)	$15.1	$(31.9)

	Six Months Ended September 30, 2010
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$0	$7.0	$0	$0	$7.0
Cost of sales	0.3	0.9	0	0	1.2

Gross (loss) profit	(0.3)	6.1	0	0	5.8

Research and development	9.9	0	0	0	9.9
Selling and administrative	41.1	14.4	0	0	55.5
Loss on sale of assets	0.1	0	0	0	0.1

Operating expenses	51.1	14.4	0	0	65.5

Operating loss	51.4	(8.3)	0	0	(59.7)

Interest expense	4.2	0	0.1	0	4.3
Interest and other expense (income)	(3.2)	3.3	0	0	0.1

Total other expense	1.0	3.3	0.1	0	4.4

Loss from continuing operations before income taxes	(52.4)	(11.6)	(0.1)	0	(64.1)
Income tax provision	1.1	0	3.5	0	4.6

Loss from continuing operations	(53.5)	(11.6)	(3.6)	0	(68.7)

Equity in loss of subsidiaries	(15.6)	0	0	15.6	0

Net loss from discontinued operations, net of tax	0	(2.9)	(10.3)	0	(13.2)
Gain on sale of discontinued operations, net of tax	0	0	12.8	0	12.8

Net (loss) income	$(69.1)	$(14.5)	$(1.1)	$15.6	$(69.1)

Condensed Consolidating Statements of Cash flows

	Six Months Ended September 30, 2011
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net loss	$(31.9)	$(15.0)	$(0.1)	$15.1	$(31.9)
Adjustments to reconcile net loss
Equity in loss of subsidiary	15.1	0	0	(15.1)	0
Depreciation and amortization	2.4	10.1	0	0	12.5
Change in warrant liability	(89.2)	0	0	0	(89.2)
Impairment of assets	31.0	0	0	0	31.0
Other	16.4	0	0	0	16.4
Changes in assets and liabilities
Receivables, excluding intercompany	61.1	(33.8)	(0.3)	0	27.0
Inventory	(2.1)	(1.0)	0	0	(3.1)
Income taxes	(0.1)	0	0	0	(0.1)
Accounts payable and accrued liabilites	(4.5)	(23.7)	(17.6)	0	(45.8)
Other assets and liabilities, net	(83.4)	63.3	18.0	0	(2.1)

Net cash used in operating activities	(85.2)	(0.1)	0	0	(85.3)

Investing activities:
Proceeds from sale of business/assets, net of fees	53.1	0	0	0	53.1
Other investing activities, net	17.6	0	0	0	17.6

Net cash provided by investing activities	70.7	0	0	0	70.7

Financing Activities
Principal payment on long-term debt	(1.2)	0	0	0	(1.2)

Net cash used in financing activities	(1.2)	0	0	0	(1.2)

Effect of foreign exchange rate changes	(0.2)	0	0	0	(0.2)

Decrease in cash and cash equivalents	(15.9)	(0.1)	0	0	(16.0)

Cash and cash equivalents beginning of period	137.4	0.2	0	0	137.6

Cash and cash equivalents end of period	$121.5	$0.1	$0	$0	$121.6

	Six Months Ended September 30, 2010
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net loss	$(69.1)	$(14.5)	$(1.1)	$15.6	$(69.1)
Adjustments to reconcile net loss
Equity in loss of subsidiary	15.6	0	0	(15.6)	0
Gain on sale of assets	(20.2)	0	0	0	(20.2)
Depreciation and amortization	7.7	1.5	0	0	9.2
Impairment of intangible assets	1.9	0	0	0	1.9
Other	3.2	0	0	0	3.2
Changes in assets and liabilities
Receivables, excluding intercompany	(29.8)	11.1	19.0	0	0.3
Inventory	0.8	0.2	0	0	1.0
Income taxes	1.4	0	0	0	1.4
Accounts payable and accrued liabilites	(51.7)	14.8	14.6	0	(22.3)
Other assets and liabilities, net	47.5	(13.1)	(32.5)	0	1.9

Net cash used in operating activities	(92.7)	0	0.0	0	(92.7)

Investing activities:
Proceeds from sale of business/assets, net of fees	34.7	0	0	0	34.7
Other investing activities, net	4.2	0	0	0	4.2

Net cash provided by investing activities	38.9	0	0	0	38.9

Financing Activities
Principal payment on long-term debt	(1.3)	0	0	0	(1.3)
Proceeds from issuance of debt	20.1	0	0	0	20.1

Net cash provided by financing activities	18.8	0	0	0	18.8

Decrease in cash and cash equivalents	(35.0)	0	0	0	(35.0)

Cash and cash equivalents beginning of period	60.5	0.2	0	0	60.7

Cash and cash equivalents end of period	$25.5	$0.2	$0	$0	$25.7

20. Impairment Charges

During the second quarter of fiscal year 2012, we completed the sale of the generics business and as a result, we evaluated our remaining long-lived assets for impairment.

The Company assesses the impairment of its assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The factors that the Company considers in its assessment include the following: (1) significant underperformance of the assets relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business; (3) significant negative industry or economic trends; and (4) significant adverse changes as a result of legal proceedings or governmental or regulatory actions. Certain significant events occurred in the three months ended September 30, 2011 and subsequent to September 30, 2011 that indicate that the carrying value of certain assets as of September 30, 2011 may not be recoverable. These events include: (a) the divestiture of our generics business (see Note 14 —“Divestitures”); (b) the preliminary evaluation by the Company to sell or lease certain facilities that were retained by the Company following the divestiture of our generics business; and (c) the Company completely outsources the manufacturing of the products it sells and it is unlikely that it will re-engage in manufacturing its own products.

Based on the events described above, the Company determined the need to assess the recoverability of certain of its facilities. Based on the Company’s analysis, the Company recorded a $31.3 impairment charge during the quarter ended September 30, 2011. The impairment charge of $31.3 was reflective of continuing operations of $31.0 and discontinued operations of $0.3.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis and the other sections of this Quarterly Report on Form 10-Q (“Report”) should be read in conjunction with the accompanying consolidated financial statements and notes thereto. Except for historical information, the statements in this discussion and elsewhere in the Form 10-Q may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, including financial, business environment and projections, as well as statements that are preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “should” or similar expressions, and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including without limitation, statements regarding the Company’s expectations, goals, beliefs, intentions and the like regarding future sales, earnings, restructuring charges, cost savings, capital expenditures, acquisitions and other matters. These statements involve assumptions regarding the Company’s operations, investments, acquisitions and conditions in the markets the Company serves.

These risks, uncertainties and other factors are discussed in this Report under Part I, “CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS” and Part II, Item 1A—“Risk Factors”. In addition, the following discussion and analysis of financial condition and results of operations, should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2011 (“2011 Form 10-K/A”). Information provided herein for periods after September 30, 2011 is preliminary. As such, this information is not final or complete, and remains subject to change, possibly materially.

Overview

Unless the context otherwise indicates, when we use the words “we,” “our,” “us,” “our Company” or “KV” we are referring to K-V Pharmaceutical Company and its wholly-owned subsidiaries, including Ther-Rx Corporation (“Ther-Rx”), K-V Generic Pharmaceuticals, Inc. (formerly known as Nesher Pharmaceuticals, Inc (“Nesher”)) and ETHEX Corporation (“ETHEX”). Unless otherwise noted, when we refer to a specific fiscal year, we are referring to our fiscal year that ended on March 31 of that year. (For example, fiscal year 2011 refers to the fiscal year ended March 31, 2011.)

We are a specialty branded pharmaceutical company with a primary focus on women’s healthcare. We conduct our branded pharmaceutical operations through Ther-Rx and, previously, we conducted our generic/non-branded pharmaceutical operations through ETHEX, which focused principally on technologically-distinguished generic products prior to the cessation of its operations on March 2, 2010 and its dissolution on December 15, 2010. Through Particle Dynamics, Inc., (“PDI”), divested in June 2010, we developed, manufactured and marketed technologically advanced, value-added raw material products for the pharmaceutical industry and other markets. In May 2010, we formed a wholly-owned subsidiary, Nesher, to operate as the sales and marketing company for our generic products. In June 2011, we entered into an Asset Purchase Agreement with Zydus Pharmaceuticals (USA), Inc. and its subsidiary Zynesher Pharmaceuticals (USA) LLC (collectively, the “Buyer”) and in August 2011, we completed the sale.

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

As more fully described in our 2011 Form 10-K/A certain events occurred during fiscal years 2009 through 2011 which had a material adverse effect on our financial results for the fiscal year ended March 31, 2011 and continue to have an effect for the three-and six-month periods ended September 30, 2011.

On February 3, 2011, we were informed that the U.S. Food and Drug Administration (“FDA”) granted approval for Makena®. The Company has contracted with a third party to manufacture Makena®.

We continue to work closely with a third party manufacturer and the FDA to return Clindesse® and Gynazole-1® to the market.

Workforce Reduction and Cost Conservation Actions

On March 30, 2010, we committed to a plan to reduce our employee workforce from 317 to 237 employees. On March 31, 2010, we implemented the plan. On February 25, 2011, the Company further reduced its workforce by 11 and laid off an additional 14 employees. On March 31, 2011, the size of our workforce was approximately 300 employees, including 97 sales representatives that work for us through a contract sales organization. In August 2011, the Company further reduced its workforce by 14 employees. The reduction in our workforce was a part of our efforts to conserve our cash and financial resources while we continue working with the FDA to return Clindesse® and Gynazole-1® to market. On September 30, 2011, our workforce consisted of 220 employees including 83 sales representatives that work for us through a contract sales organization.

On September 13, 2010, we implemented a mandatory salary reduction program for most of our exempt personnel, ranging from 15% to 25% of base salary, in order to conserve our cash and financial resources. In March 2011, the salaries of exempt personnel were reinstated to their previous levels and the salary reduction amounts were subsequently repaid.

Makena®

Since the initial shipment of vials of Makena® in March 2011, Ther-Rx has tracked and accumulated the following key performance metrics (all information is cumulative through November 30, 2011):

•	Approximately 7,300 vials have been shipped to Ther-Rx customers, and approximately 5,500 vials have been shipped to doctors and patients;

•	Approximately 4,800 patient referrals from approximately 3,000 prescribers have been made to the Makena Care Connection™, of which approximately:

•	2,700 patients have initiated treatment or are in the enrollment phase or are pending insurance approval and treatment initiation.

•

The remaining balance of these referrals (approximately 2,100) did not lead to filled Makena® prescriptions for a variety of reasons including: not meeting the labeled indication, some of which were because the patient was outside the treatment initiation window and others who did not have the proper obstetric history or were pregnant with multiples; cancellation prior to completion of the insurance benefits verification process either by prescribers or patients for unspecified reasons; or not receiving positive insurance coverage, most of which were referrals for Medicaid patients. Since launch, approximately 43% of total referrals did not lead to a filled prescription. We believe we have seen improvement in this performance metric as a result of our continued initiatives to improve patient access. For the month of November, approximately 30% of total referrals did not lead to a filled prescription.

•	Over 225 payers, both commercial and Medicaid, have reimbursed Makena®;

•

We currently have signed contracts with four major commercial insurers that we estimate cover approximately 50 million lives. We also have signed contracts with four of the top ten pharmacy benefit managers (PBMs) who cover more than 150 to 175 million lives, including the top three. Additionally, at least 19 states have reimbursed Makena® and we have signed Makena® rebate contracts with three states and two Managed Medicaid plans covering approximately 5.4 million fee-for-service and Managed Medicaid lives. Ther-Rx is continuing to work with commercial insurance programs and state Medicaid agencies to increase coverage of or access to Makena®. These ongoing discussions include negotiations regarding rebates designed to provide reduced net cost to payers.

•	Current data indicates patient co-pays are averaging approximately $11 per injection, the same or less cost than those typically associated with compounded 17P formulations.

The above information on the results and trends for Makena® represents early launch and marketing data accumulated by the Company for the period from product launch in March 2011 through November 30, 2011. Until such time as the issues surrounding the competitive environment within the marketplace in which Makena® participates are resolved, the Company can provide no assurances that these trends will continue, nor can it provide expectations as to the rate of improvement, if any.

Other Developments

On October 13, 2011, the American College of Obstetricians and Gynecologists (ACOG) and Society for Maternal-Fetal Medicine (SMFM) issued an information update on 17P that ensures healthcare providers, patients, and the payer community have the facts regarding FDA-approved Makena®. The information update emphasized that previous ACOG and SMFM statements regarding Makena® were not intended to be used by private or public payers as a basis for interfering with the medical judgment of healthcare providers or denying patient access to Makena®. It also stated that physicians should understand the inherent differences between an FDA-approved manufactured product and a compounded preparation, and that ACOG and SMFM’s previous statements were not meant to suggest that Makena® and compounded 17P are identical products.

On November 8, 2011, the FDA issued a statement on Makena® acknowledging it has received information from the Company regarding the potency and purity of samples of bulk hydroxyprogesterone caproate APIs and compounded hydroxyprogesterone caproate products. FDA stated, “According to the analysis of this information provided by K-V, there is variability in the purity and potency of both the bulk APIs and compounded hydroxyprogesterone caproate products that were tested.” The agency has begun its own sampling and analysis of compounded hydroxyprogesterone products and the bulk APIs used to make them. In FDA’s statement, the agency “reminds healthcare providers and patients that before approving the Makena® new drug application, FDA reviewed manufacturing information, such as the source of the API used by the manufacturer, proposed manufacturing processes and the firm’s adherence to current good manufacturing practice. Therefore, as with other approved drugs, greater assurance of safety and effectiveness is generally provided by the approved product than by a compounded product.”

The Company issued a news release on November 8, 2011, regarding the research cited in the FDA’s statement. In the release, the Company noted that testing conducted by independent laboratories, commissioned by Ther-Rx Corporation, shows that multiple samples of both compounded 17P drug formulations and active pharmaceutical ingredient (API) that may be used in compounded 17P failed to meet certain established standards for potency and purity. Research commissioned by the Company also shows that the API used in compounded 17P formulations originates primarily from facilities in China that are neither registered with, nor inspected by, the FDA. We believe that access to FDA-approved Makena® for clinically-indicated patients is an important public health priority. Certain payer coverage policies have been influenced by a belief that unapproved compounded 17P formulations are the same as Makena®. We believe these policies should be modified to ensure that clinically-indicated patients have unencumbered access to FDA-approved Makena®, consistent with their healthcare provider’s medical judgment.

Results of Operations

Net Revenues

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
($ in millions):	2011	2010	$	%	2011	2010	$	%

Total net revenues	$4.5	$3.0	$1.5	50.0%	$10.5	$7.0	$3.5	50.	%

Net revenues for the three months ended September 30, 2011 increased $1.5 million, or 50%, compared to the three months ended September 30, 2010. Overall, net revenues primarily consist of sales of Makena® and Evamist®. Net revenues increased due to Makena®, which was approved on February 2011 and we did not begin shipping until the fourth quarter of fiscal year ended March 31, 2011. During the quarter ended September 30, 2011, we recognized $1.4 million of net revenue for sales of Makena® and we shipped approximately 400 vials of Makena®. Net revenues from Evamist® were approximately $2.9 million or 1% lower than the three months ended September 30, 2010. The increase in revenues for the six months ended September 30, 2011 as compared to the six months ended September 30, 2010, was due to sales of Makena®. Net revenues from Evamist® were approximately $5.7 million or 21% lower than the six months ended September 30, 2010 resulting primarily from the timing of product shipments in the prior year. Other net revenues of $0.2 for the three and six months ended September 30, 2011 primarily consist of revenue reserve adjustments.

Gross Profit

	Three Months Ended September 30,			Change		Six Months Ended September 30,		Change
($ in millions):	2011		2010	$	%	2011	2010	$	%

Total gross profit	$3.6		$2.6	$1.0	38.5%	$8.8	$5.8	$3.0	51.7%
as % of total net revenues	80.	%	86.7%			83.8%	82.9%

The increase in gross profit in the three and six months ended September 30, 2011 compared to September 30, 2010 was primarily related to sales of Makena®, which began shipping in the fourth quarter of fiscal year ended March 31, 2011, partially offset by a decrease in sales of Evamist® due to timing of product shipments in the prior year.

Research and Development

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
($ in millions):	2011	2010	$	%	2011	2010	$	%

Research and development	$3.8	$5.2	$(1.4)	(26.9)%	$6.6	$9.9	$(3.3)	(33.3)%
as % of net revenues	84.4%	173.3%			62.9%	141.4%

Research and development expenses consisted primarily of costs related to Makena®. The decrease in research and development expense for the three and six month periods ended September 30, 2011 compared to the corresponding periods ended September 30, 2010 was primarily due to lower personnel costs associated with the reduction in our work force and lower costs associated with the testing of drugs under development. The number of our research and development personnel was approximately 74% lower at September 30, 2011, compared to September 30, 2010.

Selling and Administrative

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
($ in millions):	2011	2010	$	%	2011	2010	$	%
Selling and administrative	$30.9	$21.5	$9.4	43.7%	$61.4	$55.5	$5.9	10.6%
as % of net revenues	686.7%	716.7%			584.8%	792.9%

The increase in selling and administrative (S&A) for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 resulted primarily from the net impact of the following:

•	$5.8 million increase in sales and marketing expense primarily related to Makena®, including the expansion of our sales force upon the approval of Makena®;

•

Included in selling and administrative expenses was amortization expense of $5.1 million and $0.8 million for the three months ended September 30, 2011 and September 30, 2010, respectively. The $4.3 million increase in amortization expense was due to the amortization of Makena® product rights which was acquired in February 2011;

•	$2.7 million increase in professional fees;

•	$3.4 million decrease primarily due to decrease in size of non-sales force employees and other outside services.

The increase in S&A for the six months ended September 30, 2011 compared to the six months ended September 30, 2010 resulted primarily from the net impact of the following:

•	$10.7 million increase in sales and marketing expense primarily related to Makena®, including the expansion of our sales force upon the approval of Makena®;

•

Included in selling and administrative expenses was amortization expense of $10.1 million and $1.6 million for the six months ended September 30, 2011 and September 30, 2010, respectively. The $8.5 million increase in amortization expense was due to the amortization of Makena® product rights;

•

Included in S&A expenses was litigation and governmental inquiries expense of $8.6 million for the six months ended September 30, 2010. The $8.6 million expense was due to a HHS OIG matter during the six months ended September 30, 2010;

•	$3.2 million decrease in personnel expense related primarily to the decrease in the size of our non-sales force employees;

•	$1.5 million decrease in professional fees and other SG&A categories.

Asset Impairment

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
($ in millions):	2011	2010	$	%	2011	2010	$	%
Impairment	$31.0	$—	$31.0	N/A	$31.0	$—	$31.0	N/A

The Company assesses the impairment of its assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The factors that the Company considers in its assessment include the following: (1) significant underperformance of the assets relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business; (3) significant negative industry or economic trends; and (4) significant adverse changes as a result of legal proceedings or governmental or regulatory actions. Certain significant events occurred in the three months ended September 30, 2011 that indicate that the carrying value of certain assets as of September 30, 2011 may not be recoverable. These events include: (a) the divestiture of our generics business (see Note 14 —“Divestitures”- of the Notes to the Consolidated Financial statements in this report); (b) the evaluation by the Company of certain facilities that were retained by the Company following the divestiture of our generics business; and (c) the Company completely outsourcing the manufacturing of the products it sells.

Based on the events described above, the Company determined the need to assess the recoverability of certain of its facilities and machinery and equipment previously used in manufacturing operations. Based on the Company’s analysis, the Company recorded a $31.0 million impairment charge during the quarter ended September 30, 2011.

Change in warrant liability

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
($ in millions):	2011	2010	$	%	2011	2010	$	%
Gain on warrants	$(28.9)	$—	$(28.9)	N/A	$(89.2)	$—	$(89.2)	N/A

The gain on warrants resulted from a decrease in the estimated fair value of the warrants and a resulting decrease in the warrant liability during the three and six months ended September 30, 2011 related to the warrants issued during the third and fourth quarters of fiscal 2011.

Interest Expense, net and other

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
($ in millions):	2011	2010	$	%	2011	2010	$	%
Interest expense, net and other	$9.7	$2.0	$7.7	385.0%	$17.1	$4.4	$12.7	288.6%

Interest expense, net and other includes interest expense, interest income and other income and expense items. The increase in interest expense, net and other for the three and six months ended September 30, 2011 compared to the three and six months ended September 30, 2010 resulted primarily from the increase in borrowings by the Company offset by a realized gain of $3.0 million from the sale of our ARS in the six months ended September 30, 2011.

Income Tax Provision

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
($ in millions):	2011	2010	$	%	2011	2010	$	%

Income tax provision	$3.1	$4.2	$(1.1)	(26.2)%	$6.4	$4.6	$1.8	39.1%
Effective tax rate	(7.1)%	(16.0)%			(33.9)%	(7.2)%

The provision for income taxes for the three and six months ended September 30, 2011 and September 30, 2010 was primarily due to the timing of certain deferred tax liabilities which are not scheduled to reverse within the applicable carry forward periods for deferred tax assets. A valuation allowance was recorded in both periods to offset the tax benefit associated with the net taxable loss reported.

Discontinued Operations

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
($ in millions):	2011	2010	$	%	2011	2010	$	%

(Loss) income from discontinued operations	$0.8	$(4.1)	$4.9	(119.5)%	$2.2	$(13.2)	$15.4	(116.7)%

Gain (loss) on sale of discontinued operations	$(8.8)	$—	$(8.8)	N/A	$(8.8)	$12.8	$(21.6)	(168.8)%

During the fourth quarter of fiscal 2011, we committed to a plan to divest the generics business. During the fourth quarter of fiscal 2009, our Board authorized management to sell PDI, our specialty materials segment (see Note 14—“Divestitures,” of the Notes to Consolidated Financial Statements in this Report for more information regarding the sales of PDI and the generics business). Therefore, we have segregated PDI and the generics business operating results and presented them separately as discontinued operations for all periods presented. Losses during the quarter ended September 30, 2010 were due to the fact that the Company was not able to produce product under the terms of the consent decree until the quarter ended September 30, 2010 when the Company received approval from the FDA to begin shipping Potassium Chloride ER. The income from discontinued operations earned in the three and six months ended September 30, 2011 was a result of our ability to ship the Potassium Chloride ER. In addition to the above, the Company sold the Nesher generics business during the three months ended September 30, 2011 and recognized a net loss of $8.8 million on the Consolidated Statement of Operations of which approximately $7.5 million is recoded as deferred income on the Consolidated Balance Sheet. The amount treated as deferred income may be recognized as a gain in a future period, subject to the satisfaction of certain post closing conditions. The Company sold PDI on June 2, 2010 and recognized a gain of $5.9 million, net of tax. Also, the Company recognized a $6.9 million gain, net of tax, in May 2010 from the sale of a generic product ANDA.

Liquidity and Capital Resources

Cash and cash equivalents and working capital (deficiency) were $121.6 million and ($15.3 million), respectively, at September 30, 2011, compared to $137.6 million and $23.5 million, respectively, at March 31, 2011. Working capital is defined as total current assets minus total current liabilities. Working capital decreased primarily due to decreases in cash and cash equivalents of $16.0 million, investment securities of $57.2 million and receivables of $31.2 million, offset by decreases in accounts payable of $7.7 million, and current maturities of long-term debt of $82.9 million. The decrease in accounts payable was primarily due to timing of payments to our vendors. The decrease in current maturities of long-term debt was a result of the reclassification of our mortgage loan from a current liability at March 31, 2011 to long-term debt at September 30, 2011 and the decrease of restricted cash was a result of interest expense paid in September 2011 related to the Senior Notes.

Operating activities:

For the six months ended September 30, 2011, net cash used in operating activities of $85.3 million resulted primarily from a net loss of $31.9 million, a non-cash change in the Company’s warrant liability, a non-cash impairment charge, decreases in accounts payable and accrued liabilities, increases in inventory and changes in other assets and liabilities, net offset by collection of receivables.

For the six months ended September 30, 2010, net cash used in operating activities of $92.7 million resulted primarily from decreases in accounts payable and accrued liabilities which was primarily driven by recall-related costs (including product costs, product returns, failure to supply claims and third-party processing fees) processed in the current year and the decline in sales-related reserves that are classified as accrued liabilities which was primarily driven by the cessation of all of our manufacturing operations, which occurred in the fourth quarter of fiscal 2009. In addition, we reported a net loss of $69.1 million, adjusted for non-cash items, which was partially offset by the receipt of tax refunds and the decrease in receivables, net.

Investing activities:

For the six months ended September 30, 2011, net cash flow provided by investing activities of $70.7 million related primarily to proceeds received from the divestiture of our generic business and the decrease in restricted cash.

For the six months ended September 30, 2010, net cash flow provided by investing activities of $38.9 million included the $11.0 million cash proceeds from the sale of Sucralfate and $22.0 million, net of fees and the amount held in escrow, related to the sale of PDI.

Financing activities:

For the six months ended September 30, 2011, net cash used in financing activities of $1.2 million resulted primarily from the repayment of debt.

For the six months ended September 30, 2010, net cash provided by financing activities of $18.8 million resulted primarily from loan proceeds of $20 million received from U.S. Healthcare.

During the quarter ended September 30, 2011, the Company reacquired and then sold the remainder of its ARS, netting approximately $2.5 million above its cost basis. (See Note 7—“Investment Securities” of the Notes to the Consolidated Financial Statements included in this Report for more information regarding the settlement agreement and the proceeds received in connection therewith.)

Our debt balance, net of original issue discount and including current maturities, was $450.8 million at September 30, 2011, compared to $503.7 million at March 31, 2011. The decrease in the debt balance reflects a $52.4 million reduction of our collateralized obligations related to ARS at September 30, 2011 from March 31, 2011.

In September 2010, we entered into an agreement with U.S. Healthcare for a loan of $20 million which was subsequently retired in November 2010 when we entered into a new agreement with U.S. Healthcare for a senior secured debt financing package for up to $120 million which was subsequently amended in January 2011 and again in March 2011. In March 2011, the Company repaid in full all the remaining obligations with U.S. Healthcare and terminated the future loan commitments. (See Note 12—“Long-Term Debt” for a description of the private placement of $225 million aggregate principal amount of the Senior Notes, a portion of the proceeds of which were used to repay the loan obligations with U.S. Healthcare.)

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

On March 17, 2011, the Company completed the offering and sale of the Senior Notes. The Senior Notes bear interest at an annual rate of 12% per year, payable semiannually in arrears on March 15 and September 15 of each year, commencing September 15, 2011. Due to the timing of filing a registration statement for an exchange offer to holders of Senior Notes, the interest rate was 12.25% per annum during the period from July 1, 2011 to July 11, 2011. The Senior Notes will mature March 15, 2015. After an original issue discount of 3%, the Company received proceeds of $218.3 million which were used to fund a first-year interest reserve totaling $27.0 million (reflected as restricted cash on the balance sheet), repay all existing obligations to U.S. Healthcare totaling approximately $61.1 million and pay fees and expenses associated with the offering of the Senior Notes of approximately $10.0 million. In September 2011, $13.4 million of the fund from the interest reserve were used to pay the first installment of interest. In connection with the financing, the Company also terminated all future loan commitments with U.S. Healthcare. The remaining proceeds, totaling approximately $120.0 million will be used for general corporate purposes, including the launch of Makena®. The Senior Notes were offered only to accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended (See Note 12—“Long-Term Debt” for a description of the Senior Notes of the Notes to Consolidated Financial Statements in this Report).

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

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (1) our ability to address actions taken by the U.S. Food and Drug Administration (the “FDA”), the Center for Medicare and Medicaid Services (“CMS”) and state Medicaid agencies that compromise the orphan drug exclusivity for Makena®; (2) our ability to obtain future revenues from sales of Makena® sufficient to meet our future needs and expectations; (3) the timing and number of approved products we plan to reintroduce to the market and the related costs; (4) the possibility that we may need to obtain additional capital despite the proceeds from the offering of the 12% Senior Secured Notes due 2015 (“Senior Notes”) in March 2011, the equity we were able to issue in February 2011 and the proceeds from the divestiture of our generics business; (5) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies”; and (6) our ability to comply with debt covenants. Our assessment was further affected by our fiscal year 2011 net loss of $271.7, our net loss of $31.9 for the six months ended September 30, 2011, which includes a non-cash gain of $89.2 related to warrants offset by a non-cash impairment of $31.0 related to our fixed assets. Excluding the non-cash gain and impairment, our net loss would have been $90.1 for the six months ended September 30, 2011. For periods subsequent to September 30, 2011, we expect losses to continue, because we are unable to generate any significant revenues until we are able to begin selling more of our approved products with FDA’s approval and until after we are able to generate significant sales of Makena® which was approved by the FDA in February 2011 and which we began shipping in March 2011. We have continued to ship Evamist®, which is manufactured for the Company by a third party. We are continuing to work with our contract manufacturers to prepare other products for FDA inspection and expect to resume shipping other products during the first half of fiscal 2013. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to introduce Makena®. If we are not able to obtain the FDA’s clearance to resume distribution of more of our approved products in a timely manner and at a reasonable cost, or if revenues from the sale of approved products introduced or reintroduced into the market place prove to be insufficient, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to successfully address the factors discussed above. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with reintroducing approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition and retention of the rights to Makena® (see Note 5—“Acquisition”), the financial obligations pursuant to the plea agreement, costs associated with our legal counsel and consultant fees, as well as the significant costs associated with the steps taken by us in connection with litigation and governmental inquiries. If our contract manufacturer is not able to obtain the FDA’s clearance to resume distribution of Clindesse® and Gynazole-1® in a timely manner and at a reasonable cost and/or if we are unable to successfully commercialize Makena®, and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 16—“Commitments and Contingencies,” our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, we are focused on the following: (1) addressing actions taken by the FDA, CMS and state Medicaid agencies that compromise the orphan drug exclusivity for Makena®; (2) the continued commercial launch of Makena®; (3) meeting the requirements of the consent decree; (4) the reintroduction of Clindesse® and Gynazole-1® to the market; and (5) pursuing various means to minimize operating costs and increase cash. Since December 31, 2010, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirements from a $32.3 private placement of Class A Common Stock in February 2011, $225.0 from the sale of Senior Notes in March 2011 (which were used, in part, to repay all existing obligations under the agreement with U.S. Healthcare) (see Note 12—“Long-Term Debt” for a description of the Senior Notes) and $60.5, including $7.5 held in escrow, from the divestiture of our generic business. While the cash proceeds received to date were sufficient to meet near-term cash requirements, we are pursuing ongoing efforts to increase cash, including the continued implementation of cost savings and the return of certain additional approved products to market in a timely manner.

We cannot provide assurance that we will be able to realize additional cost reductions from reducing our operations, that some or many of our approved products can be returned to the market in a timely manner, that our higher profit approved products will return to the market in the near term or at all or that we can obtain additional cash through asset sales, the sale of equity or the successful commercial launch of Makena®. If we are unsuccessful in our efforts to address the actions taken by the FDA, CMS and state Medicaid agencies that compromise the orphan drug exclusivity for Makena®, increase sales of Makena®, return certain products to market at adequate levels, or to sell assets or raise additional equity, we may be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

In June 2011, we entered into an agreement to sell the generics business and in August 2011, we completed the sale. The sale of a business involves a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and earnings associated with the divested business, and the disruption of operations in the affected business. In addition, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources. Inability to manage the post-separation transition arrangements could adversely affect our business, financial condition, results of operations and cash flows.

Current and Anticipated Liquidity Position

At September 30, 2011, we had approximately $122 million in cash and cash equivalents and approximately $22 million in restricted cash. During the quarter ended September 30, 2011, we had total cash inflows of approximately $70 million. Approximately $60 million of the cash inflows were attributed to the cash proceeds from the divestiture of our generics business, Nesher Pharmaceuticals, to Zydus Pharmaceuticals (USA), Inc., approximately $7 million from the collection of customer receivables, and approximately $3 million from the monetization of certain assets. Of the approximately $60 million of cash inflows attributed to the divestiture of our generics business, Nesher Pharmaceuticals, to Zydus Pharmaceuticals (USA), Inc., $7.5 million was deposited into an escrow account.

Our cash expenditures during the quarter ended September 30, 2011 were approximately $70 million, which included approximately $15 million related to our divested generics business. The remaining $55 million included approximately $31 million in operating expenses, approximately $15 million for debt service payments, approximately $2 million to $3 million in other cash expenditures, and $7.5 million to U.S. Healthcare because certain conditions related to the trading price of our Class A Common Stock were not met. Of the approximately $70 million in cash expenditures, approximately $21 million was expended from restricted cash; the remainder, approximately $49 million, was expended from our operating account.

We project that our cash and cash equivalents at December 31, 2011 will be in the range of $75 million to $85 million and our restricted cash balance will be approximately $22 million. We estimate that during the quarter ending December 31, 2011, we will generate cash of $5 million to $7 million from the collection of customer receivables and the monetization of certain assets. We estimate that our cash expenditures will be approximately $45 million to $50 million. Of this amount, we estimate ongoing operating expenditures of approximately $29 million to $34 million, customer allowances of approximately $5 million to $7 million, debt service of approximately $3 million to $4 million, legal settlements of $3 million to $4 million, and inventory purchases of approximately $2 million. For the aforementioned cash operating expenses, we estimate that approximately $4 million to $5 million is due to the timing of the payment of operating expenses associated with our divestiture of the generics business as well as certain other expenses related to services incurred in the prior quarter.

Our future cash inflows for periods beyond September 30, 2011 are expected to be derived from sales of Makena® and from on-going sales of Evamist®. We also expect to return Clindesse® and Gynazole-1® to the market prior to the end of the current fiscal year. However, we are currently unable to estimate the amount or timing of collections from sales of our products for periods beyond December 31, 2011.

We are continuously reviewing our projected cash expenditures and are evaluating measures to continue reducing expenditures on an ongoing basis. In addition, a top priority is to maintain and attempt to increase our limited cash and financial resources. As a result, if we determine that our current goal of returning our approved products to market is likely to be significantly delayed, we may decide, in addition to selling certain of our assets, to further reduce our operations, to significantly curtail some or all of our efforts to return our approved products to market and/or to outsource to a third-party some or all of our manufacturing operations when and if we return our approved products to market. Such decision would be made based on our ability to manage our near-term cash obligations, to obtain additional capital through asset sales and/or external financing and to expeditiously meet the consent decree requirements and return our approved products to market. If such decision were to be made, we currently anticipate that we would focus our management efforts on developing product candidates in our development portfolio that we believe have the highest potential return on investment, which we currently believe to be primarily Makena®. We also expect to evaluate other alternatives available to us in order to increase our cash balance.

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

The following table reflects the six months ended September 30, 2011 activity for each accounts receivable reserve (in millions):

	Beginning Balance	Current Provision Related to Sales Made in the Current Period	Current Provision Related to Sales Made in the Prior Periods	Actual Returns or Credits in the Current Period	Ending Balance

Six Months Ended September 30, 2011
Accounts Receivable Reserves:
Chargebacks	$2.9	$2.0	0.0	$(4.6)	$0.3
Cash discounts and other allowances	1.0	0.0	0.0	0.1	1.1
Liabilities:
Sales rebates	1.1	0.0	0.0	2.0	3.1
Sales returns	4.8	0.1	0.0	(1.7)	3.2
Medicaid rebates	6.9	0.1	0.0	(1.2)	5.8
Product recall returns	3.1	0.0	0.0	0.6	3.7
Failure to supply claims	10.0	0.0	0.0	(9.7)	0.3
Price protection	25.8	2.0	0.0	(27.6)	0.2
Other	0.7	0.0	0.0	0.5	1.2

Total	$56.3	4.2	0.0	(41.6)	18.9

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

The decrease in the accounts receivable and accrued liability reserves of $37.4 million from March 31, 2011 was primarily the result of applying credits owed to our customers associated with price protection related to Makena® and the settlement with CVS concerning the failure to supply claim. In April 2011, the list price of Makena® was decreased from $1,500 per injection to $690 per injection.

The following table reflects the fiscal year 2011 activity for each accounts receivable reserve (in millions):

	Beginning Balance	Current Provision Related to Sales Made in the Current Period	Current Provision Related to Sales Made in the Prior Periods	Actual Returns or Credits in the Current Period	Ending Balance
Year Ended March 31, 2011
Accounts Receivable Reserves:
Chargebacks	$0.0	$3.3	$0.0	$(0.4)	$2.9
Cash discounts and other allowances	0.1	1.3	0.0	(0.4)	1.0
Liabilities:
Sales rebates	1.0	2.2	0.0	(2.1)	1.1
Sales returns	7.3	2.1	0.0	(4.6)	4.8
Medicaid rebates	3.6	3.3	0.0	0.0	6.9
Product recall returns	2.9	0.2	0.0	0.0	3.1
Failure to supply claims	12.3	0	0.0	(2.3)	10.0
Price protection	0.0	26.0	0.0	(0.2)	25.8
Other	0.3	0.7	0.0	(0.3)	0.7

Total	$27.5	$39.1	$0.0	$(10.3)	$56.3

The increase in the accounts receivable and accrued liability reserves of $28.8 million from March 31, 2010 was primarily the result of increased price protection reserve associated with the price reduction of Makena®. The list price was decreased from $1,500 per injection to $690 per injection subsequent to March 31, 2011.

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

We assess the impairment of intangible and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant negative industry or economic trends; and (4) significant adverse changes as a result of legal proceedings or governmental or regulatory actions.

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

During the assessment as of September 30, 2011, management identified certain events that were indicative of impairment. See additional discussion in Note 20 – “Impairment Charges” of the Notes to Consolidated Financial Statement in this Report for the potential triggering events of an impairment and impairment of $31.3 million during the quarter ended September 30, 2011 of which included $0.3 million in discontinued operations.

Contingencies

We are involved in various legal proceedings, some of which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if we determine it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the future outcome of litigation and because of the potential that an adverse outcome in legal proceedings could have a material impact on our financial condition or results of operations, such estimates are considered to be critical accounting estimates. We have reviewed and determined that at September 30, 2011, there were certain legal proceedings in which we are involved that met the conditions described above. Accordingly, we have accrued a loss contingency relating to such legal proceedings.

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

The annual favorable impact on our net income as a result of a 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $1.3 million based on our average cash and cash equivalents balances at September 30, 2011, compared to an increase of $0.4 million at March 31, 2011.

In May 2003, we issued $200.0 million principal amount of Convertible Notes. The interest rate on the Convertible Notes is fixed at 2.50% and therefore not subject to interest rate changes. Beginning May 16, 2006, we became obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, if the average trading price of the Convertible Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. We may redeem some or all of the Convertible Notes at any time, at a redemption price, payable in cash, of 100% of the principal amount of the Convertible Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their Convertible Notes on May 16, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the Convertible Notes, at 100% of the principal amount of the Convertible Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. If an event of default is deemed to have occurred on the Convertible Notes, the principal amount plus any accrued and unpaid interest on the Convertible Notes could also become immediately due and payable. Because the next date holders may require us to repurchase all or a portion of their Convertible Notes is May 16, 2013, the Convertible Notes were classified as a long-term liability as of September 30, 2010. The Convertible Notes are subordinate to all of our existing and future senior obligations.

In March 2006, we entered into a $43.0 million mortgage loan secured by four of our buildings that matures in April 2021. The interest rate on this loan is fixed at 5.91% per annum (and a default rate of 10.905% per annum) and not subject to market interest rate changes.

On March 17, 2011, the Company completed the offering and sale of the Senior Notes. The Senior Notes bear interest at an annual rate of 12% per year, payable semiannually in arrears on March 15 and September 15 of each year, commencing September 15, 2011. The Senior Notes will mature March 15, 2015. After an original issue discount of 3%, the Company received proceeds of $218.3 million that were used to fund a first-year interest reserve totaling $27.0 million (reflected as restricted cash on the balance sheet), repay all existing obligations to U.S. Healthcare totaling approximately $61.1 million and pay fees and expenses associated with the offering of the Senior Notes of approximately $10.0 million. In connection with these payments, the Company also terminated all future loan commitments with U.S. Healthcare. The remaining proceeds, totaling approximately $120.0 million will be used for general corporate purposes, including the launch of Makena®. The Senior Notes were offered only to accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended (see Note 12—“Long-Term Debt” for a description of the Senior Notes of the Notes to Consolidated Financial Statements in this Report).

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. As a result of the material weaknesses in our internal control over financial reporting described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2011.

As described in Item 9A—“Controls and Procedures” of our 2011 Form 10-K, management determined that the following material weaknesses existed in our internal control over financial reporting. As of September 30, 2011, these material weaknesses have not been remediated.

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

Since the quarter ended March 31, 2009, the following actions have been taken and management believes that implementation is substantially complete with respect to the following actions to remediate the material weaknesses listed above:

1.	Expanded the membership of our disclosure committee to include executives with responsibilities over our operating divisions and regulatory affairs; and reviewing, revising and updating existing corporate governance policies and procedures.

2.	Added quarterly executive meeting sessions between our Audit Committee and senior personnel in our legal, compliance, quality, finance and internal audit departments.

3.	Reorganized and relocated our Legal department near the Chief Executive Officer’s office to facilitate greater access to the legal department and more extensive involvement of the legal department in corporate governance and compliance matters.

4.	Adopted measures to strengthen and enhance compliance with FDA regulations and related regulatory compliance, including:

•

retained outside consultants and counsel for FDA regulatory matters and, with their assistance, reviewed and revised our policies, procedures and practices to enhance compliance with the FDA’s current good manufacturing practice requirements;

•	enhanced compliance with FDA drug application, approval and post-approval requirements;

•	evaluated compliance with applicable foreign laws and regulations; and

•	implemented internal reporting policies pursuant to which our chief compliance officer will report periodically to the non-management members of the Board.

5.	Defined and documented roles and responsibilities within the financial statement closing process including required reviews and approval of account reconciliations, journal entries and methodologies used to analyze account balances.

6.	Implemented month-end closing schedules and closing checklists to ensure timely and documented completion of the financial statements.

7.	Identified and implemented steps to improve communication, coordination and oversight with respect to the application of critical accounting policies and the determination of estimates.

8.	Identified and implemented steps to improve information flow between the Finance department and other functional areas within our Company to ensure that information that could affect the financial statements is considered.

9.	Defined specific roles and responsibilities within the Finance department to improve accounting research and implementation of accounting policies.

10.	Implemented processes and procedures to (1) identify and assess whether certain entities are appropriately exempt from the Medicaid best price calculation and (2) evaluate Public Health Service (“PHS”) pricing requests.

11.	Hired a Corporate Controller, Director of Financial Reporting and Accounting with expertise in controls over financial reporting, financial statement closing procedures and GAAP.

12.	Established a monthly business review process to ensure an in-depth senior management review of business segment results on a timely basis.

13.	Implemented adherence to and deadline compliance with pre-established month-end, quarter-end and year-end closing schedules and closing checklists to ensure timely and documented completion of the financial statements.

14.	Finance personnel has the training and education on critical accounting policies and procedures, including account reconciliations and financial statement closing procedures, to develop and maintain an appropriate level of skills for proper identification and application of accounting principles.

Management believes it is making progress and is continuing to proactively implement the following measures and actions in order to remediate the material weaknesses listed above:

1.	Develop and document comprehensive accounting policies and procedures, including documentation of the methods for applying accounting policies through detailed process maps and procedural narratives.

2.	Identify and implement specific steps to improve information flow between the Finance department and other functional areas to ensure that information that could affect the financial statements, including the effects of all material agreements, is identified, communicated and addressed on a timely basis.

3.	Develop and implement a policy and procedure to control the access, modification and review processes for spreadsheets that are used in the preparation of our financial statements and other disclosures.

4.	Conduct training and education for personnel outside the Finance department on critical accounting policies and procedures to improve the level of control awareness at our Company and to ensure an appropriate level of understanding of the proper application of accounting principles that are critical to our financial reporting.

5.	Establish periodic meetings between the contracting functions and the Finance department to improve communication regarding the evaluation and reporting of PHS pricing requests and related matters.

(b) Changes in Internal Control over Financial Reporting

Other than as described above under Remediation Activities; some of which represent continual efforts which culminated to remediate several previously identified material weaknesses, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The information set forth under Note 16—“Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Report is incorporated in this Part II, Item 1 by reference.

Item 1A.	RISK FACTORS

We are involved in various legal proceedings with our former Chief Executive Officer and may experience unfavorable outcomes of such proceedings.

On December 5, 2008 the Board terminated the employment agreement of Marc S. Hermelin, the Chief Executive Officer of the Company at that time, “for cause” (as that term is defined in such employment agreement). Additionally, the Board removed Mr. M. Hermelin as Chairman of the Board and as the Chief Executive Officer, effective December 5, 2008. In accordance with the termination provisions of his employment agreement, the Company determined that Mr. M. Hermelin would not be entitled to any severance benefits. In addition, as a result of Mr. M. Hermelin’s termination “for cause,” the Company determined it was no longer obligated for the retirement benefits specified in the employment agreement. However, Mr. M. Hermelin informed the Company that he believed he effectively retired from his employment with the Company prior to the termination of his employment agreement on December 5, 2008 by the Board. If it is determined that Mr. M. Hermelin did effectively retire prior to December 5, 2008, the actuarially determined present value (as calculated in December 2008) of the retirement benefits due to him would total $36.9 million. On November 10, 2010, Mr. M. Hermelin voluntarily resigned as a member of the Board.

On March 22, 2011, Mr. M. Hermelin made a demand on the Company for indemnification with respect to his payment of $1.9 million imposed by the United States District Court as a fine and forfeiture of pecuniary gain as part of the sentence resulting from his guilty plea entered by the Court on March 10, 2011. Mr. M. Hermelin pled guilty to two federal misdemeanor counts as a responsible corporate officer of the Company at the time when a misbranding of two morphine sulfate tablets occurred which contained more of the active ingredient than stated on the label. In addition, the Company has advanced, under the terms of the Indemnification Agreement, legal expenses amounting to approximately $5.7 million to various law firms that represented Mr. M. Hermelin for legal matters including the FDA and SEC investigations, the Department of Justice inquiry, the Audit Committee investigation, HHS OIG exclusion and various class action lawsuits. Under the Company’s standard Indemnification Agreement entered into with all directors, including Mr. M. Hermelin when he served as Chairman of the Board and Chief Executive Officer of the Company, as a condition for the advancement of expenses, each director is required to sign an undertaking to reimburse the Company for the advanced expenses in the event it is found that the director is not entitled to indemnification. From May 2011 to October 2011, the Company has also received invoices of $0.1 million for additional legal fees covering the same or other matters for which Mr. Hermelin is demanding indemnification. The Company has not paid these invoices. Mr. M. Hermelin’s demand for reimbursement of the $1.9 million fine and forfeiture, the advancement of legal fees to represent him for various legal matters and whether any such advancement should be indemnified is being handled by a special committee of independent directors appointed by the Board of Directors of the Company.

On October 11, 2011, the Company, at the direction of the Special Committee, filed a Petition for declaratory judgment and Further Relief in the Circuit Court of St. Louis County against Mr. M. Hermelin styled K-V Pharmaceutical Company v. Marc Hermelin, seeking a declaration of rights of the parties with regard to Mr. M Hermelin’s employment and indemnification agreements with the Company. The Company alleges that Mr. M Hermelin is not entitled to payments under such agreements due to breaches of his fiduciary obligations to the Company and its Board. On October 14, Mr. M. Hermelin filed an action in the Court of Chancery in the State of Delaware styled Marc S. Hermelin v. K-V Pharmaceutical Company, seeking: advancement of expenses in connection with certain proceedings; indemnification of attorneys’ fees and other expenses incurred as to other proceedings; and advancement of attorneys’ fees that he has incurred and will incur in the St. Louis County and Delaware actions. Mr. M. Hermelin claims that he is entitled to such amounts under the Company’s Bylaws, Delaware law and his indemnification agreement. Mr. M. Hermelin has also requested the Court expedite the proceedings with regard to applicable law to the advancement issues. On October 19, 2011, the Company filed an opposition to Mr. M. Hermelin’s motion to expedite with the Court. A hearing on the advancement issue has been scheduled for January 4-5, 2012.

Any determination with respect to these legal proceedings adverse to the Company could have a material adverse effect on our business, financial condition and results of operations, including creating events of default under our secured and unsecured debt obligations. In addition, if required to be paid, certain of the indemnification obligations may not be “covered matters” under our directors’ and officers’

liability insurance, or there may be insufficient coverage available. Further, in the event Mr. M Hermelin is ultimately determined not to be entitled to indemnification, we may not be able to recover the amounts previously advanced to him. Due to these insurance coverage limitations, we may incur significant unreimbursed costs to satisfy our indemnification and other obligations, which may have a material adverse result on our financial condition, results of operations and cash flows. See also Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

The restatement of our historical financial statements has consumed a significant amount of management time and may impact the price of our stock.

We have restated our consolidated financial statements for the periods December 31, 2010 through June 30, 2011. The restatement process was highly time and resource-intensive and involved substantial time and resources from management and may continue to do so. Further, many companies that have been required to restate their historical financial statements have experienced a decline in stock price.

The value of our warrants outstanding is subject to potentially material changes based on fluctuations in the price of our common stock.

In November 2010 and March 2011, we issued Warrants granting rights to purchase up to 20.1 million shares of the Company’s Class A Common Stock. Each Warrant granted the right to purchase one share of the Company’s Class A Common Stock at a price of $1.62 per share and expires in November 2015. These Warrants are described more fully in Note 15, of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

We account for the Warrants as a derivative instrument, and changes in the fair value of the Warrants are presented separately as changes in warrant liability in the Company’s consolidated statements of operations for each reporting period. We use a Monte Carlo simulation model to determine the fair value of the Warrants. As a result, the valuation of this derivative instrument is subjective because the model requires the input of highly subjective assumptions, including the expected stock price volatility and the probability of a future occurrence of a Fundamental Transaction. Changes in these assumptions can materially affect the fair value estimate and, such impacts can, in turn, result in material non-cash charges or credits, and related impacts on loss per share, in our statements of operations.

Such fluctuations may significantly impact the market price of our outstanding common stock.

The non-standard anti-dilution provisions of the Warrants could increase the dilution experienced by our stockholders upon any future issuance of our common stock or common stock equivalents.

The Warrants issued by the Company contain a non-standard anti-dilution provision which requires us, upon the issuance of our common stock or common stock equivalents, to issue additional warrants to the warrant holders so that the warrant holders are not diluted in the percentage of ownership from when the Warrants were originally issued. As a result, the stockholders could experience an increase in the dilution of our Company’s common stock if in the future the Company issues additional common stock or common stock equivalents.

See also Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2011.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Company

The following table provides information about purchases we made of our common stock during the quarter ended September 30, 2011:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1–31, 2011	0	$0	0	0
August 1–31, 2011	0	0	0	0
September 1–30, 2011	0	0	0	0

Total	0	$0	0	0

Item 6.	EXHIBITS

3.1	Certificate of Incorporation, as amended through September 5, 2008, incorporated herein by reference to Exhibit 3.1 filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed March 25, 2010.

3.2	By-Laws, as amended through December 29, 2009, incorporated herein by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, filed January 4, 2010.

10.1***	Supply Agreement dated as of August 8, 2011, by and among the Company, Zydus Pharmaceuticals (USA), Inc., and Zydus Pharmaceuticals (USA), LLC.*

10.2	Note, Deed of Trust, Leasehold Deed of Trust, Security Agreement, Fixture Filing, and Other Loan Documents Modification and Spreader Agreement, dated as of August 8, 2011, by and between MECW, LLC and U.S. Bank, National Association, as Trustee.*

10.3**	Engagement Letter Agreement, dated as of September 8, 2011, by and between the Company and Gregory S. Bentley, Esq.

10.4**	Amendment to Employment Agreement, effective as of July 25, 2011, by and between the Company and Gregory S. Divis.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial statements from K-V Pharmaceutical Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on August 9, 2011, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith
**	Management compensatory plan or arrangement
***	Confidential portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-V PHARMACEUTICAL COMPANY

Date: December 19, 2011

	By:	/s/ Gregory J. Divis

Gregory J. Divis President and Chief Executive Officer (Principal Executive Officer)

Date: December 19, 2011

	By:	/s/ Thomas S. McHugh

Thomas S. McHugh Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended through September 5, 2008, incorporated herein by reference to Exhibit 3.1 filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed March 25, 2010.

3.2	By-Laws, as amended through December 29, 2009, incorporated herein by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, filed January 4, 2010.

10.1***	Supply Agreement dated as of August 8, 2011, by and among the Company, Zydus Pharmaceuticals (USA), Inc., and Zydus Pharmaceuticals (USA), LLC.*

10.2	Note, Deed of Trust, Leasehold Deed of Trust, Security Agreement, Fixture Filing, and Other Loan Documents Modification and Spreader Agreement, dated as of August 8, 2011, by and between MECW, LLC and U.S. Bank, National Association, as Trustee.*

10.3**	Engagement Letter Agreement, dated as of September 8, 2011, by and between the Company and Gregory S. Bentley, Esq.

10.4**	Amendment to Employment Agreement, effective as of July 25, 2011, by and between the Company and Gregory S. Divis.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial statements from K-V Pharmaceutical Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on August 9, 2011, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith
**	Management compensatory plan or arrangement
***	Confidential portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.