Form 10-Q
period 2011-12-31
KV PHARMACEUTICAL CO /DE/
filed 2012-02-09
CIK 57055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of January 31, 2012, the registrant had outstanding 48,806,824 and 11,075,435 shares of Class A and Class B Common Stock, respectively, exclusive of treasury shares.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains various forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and which may be based on or include assumptions concerning our operations, future results and prospects. Such statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “commit,” “intend,” “estimate,” “will,” “should,” “could,” “potential” and other expressions that indicate future events and trends.

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

All forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the PSLRA’s “safe harbor” provisions, we provide the following cautionary statements identifying important economic, competitive, political, regulatory and technological factors, among others, that could cause actual results or events to differ materially from those set forth or implied by the forward-looking statements and related assumptions. Such factors include (but are not limited to) the following:

(1)	our ability to continue as a going concern, as discussed in Note 3—“Going Concern and Liquidity Considerations” in the Notes to the Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Report;

(2)	risks associated with the introduction and growth strategy related to the Company’s Makena® product, including:

(a)	the impact of competitive, commercial payor, governmental (including Medicaid program), physician, patient, public or political responses and reactions, and responses and reactions by medical professional associations and advocacy groups, on the Company’s sales, marketing, product pricing, product access and strategic efforts;

(b)

the possibility that the benefit of any period of exclusivity resulting from the designation of Makena® as an orphan drug may not be realized as a result of U.S. Food and Drug Administration’s (the “FDA”) decision to decline to take enforcement action with regards to compounded alternatives;

(c)

the Center for Medicare and Medicaid Services’ (“CMS”) policy regarding Medicaid reimbursement for Makena®, and the resulting coverage decisions for Makena® by various state Medicaid and commercial payors;

(d)

the satisfaction or waiver of the terms and conditions for our continued ownership of the full U.S. and worldwide rights to Makena® set forth in the previously disclosed Makena® acquisition agreement, as amended from time to time, including $107.5 million of remaining scheduled payments by us for those rights as of December 31, 2011; and

(e)	the number of preterm births for which Makena® may be prescribed, its safety and side effects profiles and acceptance of pricing;

(3)	the possibility of delay or inability to obtain FDA approvals of Clindesse® and Gynazole-1® and the possibility that any product relaunch may be delayed or unsuccessful;

(4)	risks related to compliance with various agreements and settlements with governmental entities including those discussed in Item 1 (b)—“Discontinuation of Manufacturing and Distribution; Product Recalls; and the FDA Consent Decree” in the Company’s Form 10-K/A for the fiscal year ended March 31, 2011 (the “Fiscal 2011 Form 10-K/A) or in this report, including:

(a)	the consent decree between the Company and the FDA and the Company’s suspension in 2008 and 2009 of the production and shipment and the nationwide recall of all of the products that it formerly manufactured, as well as the related material adverse effect on our revenue, assets, liquidity and capital resources;

(b)	the agreement between the Company and the Office of Inspector General of the U.S. Department of Health and Human Services (“HHS OIG”) to resolve the risk of potential exclusion of the Company from participation in federal healthcare programs;

(c)	our ability to comply with the plea agreement between a now-dissolved subsidiary of the Company and the U.S. Department of Justice; and

(d)	our ability to comply with the Settlement Agreement dated December 7, 2011 with the United States resolving certain claims under the Qui Tam provisions of the False Claims Act, which could result in significant penalties including exclusion from participation in federal healthcare programs;

(5)	the availability of raw materials and/or products manufactured for the Company under contract manufacturing agreements with third parties;

(6)	risks that the Company may not ultimately prevail in, or that insurance proceeds, if any, will be insufficient to cover potential losses that may arise from, litigation discussed in Note 16—“Commitments and Contingencies—Litigation and Governmental Inquiries” of the Notes to the Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Report, including:

(a)	the series of putative class action lawsuits alleging violations of the federal securities laws by the Company and certain individuals;

(b)	product liability lawsuits;

(c)	lawsuits pertaining to indemnification and employment agreement obligations involving the Company and its former Chief Executive Officer; and

(d)	challenges to our intellectual property rights by actual or potential competitors and challenges to other companies’ introduction or potential introduction of generic or competing products by third parties against products sold by the Company;

(7)	the possibility that our current estimates of the financial effect of previously announced product recalls could prove to be incorrect;

(8)	risks related to the Company’s highly leveraged capital structure discussed in Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” including:

(a)	the risk that the maturities of our debt obligations may be accelerated due to our inability to comply with covenants and restrictions contained in our loan agreements;

(b)	restrictions on the ability to increase our revenues through certain transactions, including the acquisition or in-licensing of products; and

(c)	risks that future changes in the Board of Directors may lead to an acceleration of the maturities of the Company’s debt;

(9)	the risk that we may not be able to satisfy the quantitative listing standards of the New York Stock Exchange, including with respect to minimum share price and public float; and

(10)	the risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”). This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements.

Because the factors referred to above, as well as the statements included in Part II, Item 1A—“Risk Factors,” Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this “Cautionary Note Regarding Forward-Looking Statements” and the risk factors that are included under Part I, Item 1A of the Fiscal 2011 Form 10-K/A for the fiscal year ended March 31, 2011, and Part II, Item 1A—“Risk Factors” in this Report, as supplemented by our subsequent SEC filings. Further, any forward-looking statement speaks only as of the date on which it is made and we are under no obligation to update any of the forward-looking statements after the date of this Report. New factors emerge from time to time, and it is not possible for us to predict which factors will arise, when they will arise and/or their effects. In addition, we cannot assess the impact of each factor on our future business or financial condition or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; dollars and number of shares in millions, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010 (As Restated)	2011	2010 (As Restated)

Net revenues	$5.1	$3.5	$15.6	$10.5
Cost of sales	0.2	0.4	1.9	1.6

Gross profit	4.9	3.1	13.7	8.9

Operating expenses:
Research and development	5.5	4.2	12.1	14.1
Selling and administrative	25.7	22.9	87.9	78.5
Impairment of fixed assets	0.0	0.0	31.0	0.0

Total operating expenses	31.2	27.1	131.0	92.6

Operating loss	(26.3)	(24.0)	(117.3)	(83.7)

Other expense (income):
Change in warrant liability	0.6	1.5	(88.6)	1.5
Loss on extinguishment of debt	0.0	9.4	0.0	9.4
Interest expense	10.0	4.1	29.4	8.4
Interest and other expense (income)	(0.9)	(0.2)	(3.2)	(0.1)

Total other expense (income), net	9.7	14.8	(62.4)	19.2

Loss from continuing operations before income taxes	(36.0)	(38.8)	(54.9)	(102.9)
Income tax provision	1.8	2.6	8.2	7.2

Loss from continuing operations	(37.8)	(41.4)	(63.1)	(110.1)

Net income (loss) from discontinued operations (net taxes (benefits) of $0, $0, $0 and $(7.4))	0.0	(6.4)	2.2	(19.6)
Gain (loss) on sale of discontinued operations (net taxes of $0, $0, $0 and $7.4)	0.0	0.0	(8.8)	12.8

Net loss	$(37.8)	$(47.8)	$(69.7)	$(116.9)

Earnings (loss) per share - basic and diluted - Class A and B common
Net loss from continuing operations per share	$(0.63)	$(0.83)	$(1.05)	$(2.21)
Net income (loss) from discontinued operations per share	0.0	(0.13)	0.04	(0.39)
Gain (loss) on sale of discontinued operations per share	0.0	0.0	(0.15)	0.26

Net loss per share	$(0.63)	$(0.96)	$(1.16)	$(2.34)

Weighted average shares used in per share calculation:
Basic shares outstanding - Class A common	48.7	37.8	48.7	37.8
Basic and diluted shares outstanding - Class B common	11.2	12.1	11.2	12.2
Diluted shares outstanding - Class A common	59.9	49.9	59.9	50.0

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share data)

	(Unaudited) December 31, 2011	(As Restated) March 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$85.2	$137.6
Investment securities	0.0	57.2
Restricted cash	21.7	34.5
Receivables, net	2.1	33.4
Inventories, net	2.1	1.0
Other current assets	13.5	13.8
Current assets held for sale	31.5	9.0

Total Current Assets	156.1	286.5
Property and equipment, less accumulated depreciation	2.5	67.6
Intangible assets, net	135.7	150.9
Other assets	13.0	15.1
Non-current assets held for sale	0.0	44.6

Total Assets	$307.3	$564.7

LIABILITIES
Current Liabilities:
Accounts payable	$10.6	$25.7
Accrued liabilities	139.7	149.4
Current maturities of long-term debt	31.2	85.4
Current liabilities associated with assets held for sale	0.0	2.5

Total Current Liabilities	181.5	263.0
Long-term debt, less current maturities	419.3	418.3
Warrant liability	20.0	108.6
Other long-term liabilities	69.6	95.2
Deferred tax liability	65.3	57.4

Total Liabilities	755.7	942.5

Commitments and Contingencies (see Note 16)

SHAREHOLDERS’ DEFICIT
7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding - 40,000 shares at both December 31, 2011 and March 31, 2011 (convertible into Class A shares on a 8.4375-to-one basis)	0.0	0.0
Class A and Class B Common Stock, $.01 par value; 150,000,000 and 75,000,000 shares authorized, respectively;
Class A - issued 52,214,874 and 52,013,609 at December 31, 2011 and March 31, 2011, respectively; outstanding 48,805,824 and 48,604,559 at December 31, 2011 and March 31, 2011, respectively	0.5	0.5
Class B - issued 11,170,007 and 11,300,857 at December 31, 2011 and March 31, 2011, respectively; outstanding 11,075,435 and 11,206,285 at December 31, 2011 and March 31, 2011, respectively (convertible into Class A shares on a one-for-one basis)	0.1	0.1
Additional paid-in capital	203.8	203.0
Accumulated deficit	(595.4)	(525.7)
Accumulated other comprehensive income	0.0	1.7
Less: Treasury stock, 3,409,050 shares of Class A and 94,572 shares of Class B Common Stock at December 31, 2011 and March 31, 2011, at cost	(57.4)	(57.4)

Total Shareholders’ Deficit	(448.4)	(377.8)

Total Liabilities and Shareholders’ Deficit	$307.3	$564.7

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; dollars in millions)

	Nine Months Ended December 31,
		2010
	2011	(As Restated)

Operating Activities:
Net loss	$(69.7)	$(116.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18.0	13.0
Loss (gain) on sale of assets, net	0.8	(20.2)
Loss from sale of business, net	8.8	0.0
Gain on sale of investment securities	(3.0)	0.0
Change in warrant liability	(88.6)	1.5
Loss on debt extinguishment	0.0	9.4
Impairment of assets	31.0	1.9
Involuntary conversion gain in discontinued operations	0.0	(3.5)
Deferred income tax provision	8.5	7.2
Other	1.7	3.3
Changes in operating assets and liabilities, net of business dispositions:
Receivables, net	27.1	(1.5)
Inventories	(4.0)	(3.3)
Income taxes	(1.0)	1.4
Accounts payable and accrued liabilities	(48.6)	(22.6)
Other assets and liabilities	(2.1)	6.1

Net cash used in operating activities	(121.1)	(124.2)

Investing Activities:
Purchase of property and equipment	(0.1)	(0.3)
Proceeds from sales of property and equipment disposals	0.0	0.9
Proceeds from sale of business/assets, net of fees	53.1	34.7
Insurance proceeds	0.0	3.5
Decrease in restricted cash	12.8	0.0
Proceeds from sale of marketable securities	4.9	0.5

Net cash provided by investing activities	70.7	39.3

Financing Activities:
Payments on debt	(1.8)	(22.3)
Borrowing on debt	0.0	80.4
Redemption of collateralized obligation	0.0	(1.9)
Dividends paid on preferred stock	0.0	(0.1)
Purchase of treasury stock	0.0	(0.1)

Net cash (used in) provided by financing activities	(1.8)	56.0

Effect of foreign exchange rate changes on cash	(0.2)	(0.1)
Decrease in cash and cash equivalents	(52.4)	(29.0)

Cash and cash equivalents:
Beginning of period	137.6	60.7

End of period	$85.2	$31.7

Supplemental Information:
Interest paid	$19.8	$7.8
Income taxes paid	0.1	0.1
Stock options exercised	0.2	0.2
Marketable securities redeemed as reduction of debt	49.4	0.4

See Accompanying Notes to Consolidated Financial Statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in millions, except per share data)

1. Description of Business

General Overview

K-V Pharmaceutical Company was incorporated under the laws of Delaware in 1971 as a successor to a business originally founded in 1942. K-V Pharmaceutical Company and its wholly-owned subsidiaries, including Ther-Rx Corporation (“Ther-Rx”), K-V Generic Pharmaceuticals, Inc. (“K-V Generic”) (formerly known as Nesher Pharmaceuticals, Inc. and ETHEX Corporation (“ETHEX”), are referred to in the following Notes to Consolidated Financial Statements as “KV” or the “Company.” We are a specialty branded pharmaceutical company with a primary focus in the area of women’s healthcare. We conduct our branded pharmaceutical operations through Ther-Rx. Previously, we conducted our generic/non-branded pharmaceutical operations through ETHEX, which focused principally on technologically-distinguished generic products prior to the cessation of its operations on March 2, 2010 and its dissolution on December 15, 2010. In May 2010, we formed a wholly-owned subsidiary, K-V Generic, to operate as the sales and marketing company for our generic products. In August 2011, we sold substantially all of the assets of K-V Generic and the Company’s generic products business to Zydus Pharmaceuticals (USA), Inc. and its subsidiary Zynesher Pharmaceuticals (USA) LLC (collectively, the “Buyer”). Through Particle Dynamics, Inc, (“PDI”), divested in June 2010, we developed, manufactured and marketed technologically advanced, value-added raw material products for the pharmaceutical industry and other markets. Both PDI and our generics business have been presented herein as discontinued operations. See Note 14—“Divestitures” for further details. Following the divestiture of Nesher, we changed the name to K-V Generic.

Restatement of Consolidated Financial Statements

The Company originally classified the warrants issued to purchase shares of its Class A Common Stock in November 2010 and March 2011 (the “Warrants”) as equity instruments from their respective issuance dates until the March 17, 2011 amendment of the Warrant provisions which added a contingency feature and an escrow requirement. At that date, the Warrants were revalued and reclassified from equity into liabilities. The Company also had originally used a Black-Scholes option valuation model to determine the value of the Warrants. Upon a re-examination of the provisions of the Warrants, the Company determined that the non-standard anti-dilution provisions contained in the Warrants required that the Warrants (a) all be treated as liabilities from their issuance date and (b) be valued utilizing a valuation model which considers the mandatory conversion features of the Warrants and the possibility that the Company issues additional common shares or common share equivalents that, in turn, could result in a change to the number of shares issuable upon exercise of the Warrants and the related exercise price. Accordingly, the Company restated its consolidated financial statements for the fiscal year ended March 31, 2011, and for the quarters ended December 31, 2010 and June 30, 2011. The Company also reclassified the Warrants as a long-term liability. However, the restatement did not change the Company’s cash and cash equivalents, operating expenses, operating losses or cash flows from operations for any period or date.

2. Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) (including normal recurring accruals) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by GAAP for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Annual Report of the Company on Form 10-K/A for the fiscal year ended March 31, 2011 (the “Fiscal 2011 Form 10-K/A”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and the March 31, 2011 consolidated balance sheet is derived from audited financial statements. All material inter-company accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.

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

Generics Business

In May 2010, we formed a wholly-owned subsidiary, K-V Generic, to operate as the sales and marketing company for our generic products. In July 2010, our Board of Directors directed management to explore strategic alternatives with respect to K-V Generic and the assets and operations of our generic products business, which could include a sale of K-V Generic. During the fourth quarter of fiscal year 2011, the Company committed to a plan to divest its generics business. On June 17, 2011, we entered into an Asset Purchase Agreement with the Buyer pursuant to which we agreed to sell substantially all of the assets of K-V Generic and our generic products business. The transactions contemplated by the Agreement closed on August 8, 2011, subject to customary post-closing provisions.

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

The most significant estimates made by management include revenue recognition and reductions to gross revenues, inventory valuation, intangible and other long-lived assets valuation, warrant valuation, stock-based compensation, income taxes and loss contingencies related to legal proceedings. Management periodically evaluates estimates used in the preparation of the consolidated financial statements and makes changes on a prospective basis when adjustments are necessary.

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

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (1) our ability to address actions taken by the U.S. Food and Drug Administration (the “FDA”), the Center for Medicare and Medicaid Services (“CMS”) and state Medicaid agencies that compromise the orphan drug exclusivity for Makena®; (2) our ability to obtain future revenues from sales of Makena® sufficient to meet our future needs and expectations; (3) the timing and number of approved products we plan to reintroduce to the market and the related costs; (4) the possibility that we may need to obtain additional capital despite the proceeds from the offering of the 12% Senior Secured Notes due 2015 (“Senior Notes”) in March 2011, the equity we were able to issue in February 2011 and the proceeds from the divestiture of our generics business; (5) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies;” and (6) our ability to comply with debt covenants. Our assessment was further affected by our fiscal year 2011 net loss of $271.7, and our net loss of $69.7 for the nine months ended December 31, 2011, which includes a non-cash gain of $88.6 related to warrants offset by a non-cash impairment of $31.0 related to our fixed assets. Excluding the non-cash gain and impairment, our net loss would have been $127.3 for the nine months ended December 31, 2011. For periods subsequent to December 31, 2011, we expect losses to continue, because we are unable to generate any significant revenues until we are able to generate significant sales of Makena®, which was approved by the FDA in February 2011 and which we began shipping in March 2011 and also begin selling more of our other products. We have continued to ship Evamist®, which is manufactured for the Company by a third party. We are continuing to work with our contract manufacturers to prepare Clindesse® and Gynazole-1® for FDA inspection and now expect to resume shipping these products during the first half of fiscal 2013. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to increase market share of Makena®. If we are not able to obtain the FDA’s approval to resume distribution of more of our approved products in a timely manner and at a reasonable cost, or if revenues from the sale of approved products introduced or reintroduced into the market place prove to be insufficient, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to successfully address the factors discussed above. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with reintroducing approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition and retention of the rights to Makena® (see Note 5—“Acquisition” ), debt service costs, the financial obligations pursuant to the plea agreement, costs associated with our legal counsel and consultant fees, as well as the significant costs associated with the steps taken by us in connection with litigation and governmental inquiries. If our contract manufacturers are not able to obtain the FDA’s clearance to resume distribution of Clindesse® and Gynazole-1® in a timely manner and at a reasonable cost and/or if we are unable to successfully commercialize Makena®, and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 16—“Commitments and Contingencies,” our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, we are focused on the following: (1) addressing actions taken by the FDA, CMS and state Medicaid agencies that compromise the orphan drug exclusivity for Makena®; (2) the continued commercial launch of Makena®; (3) meeting the requirements of the consent decree; (4) the reintroduction of Clindesse® and Gynazole-1® to the market; and (5) pursuing various means to minimize operating costs and increase cash. Since December 31, 2010, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirements from a $32.3 private placement of Class A Common Stock in February 2011, from the sale of $225.0 million principal amount of Senior Notes in March 2011 (which were used, in part, to repay all existing obligations under the agreement with our prior lender) (see Note 12—“Long-Term Debt” for a description of the Senior Notes) and $60.5, including $7.5 held in escrow, from the divestiture of our generic business. While the cash proceeds received to date were sufficient to meet near-term cash requirements, we are pursuing ongoing efforts to increase cash, including the continued implementation of cost savings and the return of certain additional approved products to market in a timely manner. We cannot provide assurance that we will be able to realize additional cost reductions from reducing our operations, that some or many of our approved products can be returned to the market in a timely manner, that our approved products will return to the market in the near term, or at all, or that we can obtain additional cash through asset sales, the issuance of additional debt or the sale of equity or the successful commercial launch of Makena®. If we are unsuccessful in our efforts to address the actions taken by the FDA, CMS and state Medicaid agencies that compromise the orphan drug exclusivity for Makena®, increase sales of Makena®, return certain products to market at adequate levels, or to sell assets or raise additional equity, we may be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

In June 2011, we entered into an agreement to sell the generics business and in August 2011, we completed the sale. In June 2010, we sold our PDI business. The sale of a business involves a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and earnings associated with the divested business, and the disruption of operations in the affected business. In addition, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources. Inability to manage the post-separation transition arrangements could adversely affect our business, financial condition, results of operations and cash flows.

4. Recently Issued Accounting Standards

There have been no new recent material accounting pronouncements or changes in accounting pronouncements for the nine months ended December 31, 2011 as compared to the recent accounting pronouncements described in the Company’s Fiscal 2011 Form 10-K/A. The Company has adopted or will adopt, as applicable, accounting pronouncements that are effective for fiscal year 2012.

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

Under the Indenture governing the $225.0 aggregate principal amount of Senior Notes, the Company shall make a $45.0 payment on or prior to the first anniversary of the Makena ® NDA Approval Date; provided that notwithstanding the foregoing, the Company shall have the ability to modify the amount or timing of such payment so long as the revised payment schedule (i) is not materially less favorable to holders of the Senior Notes than the royalty schedule under the Makena ® Agreement as in effect on the issue date of the Senior Notes and (ii) does not increase the total payments to Hologic during the term of the Senior Notes. As previously disclosed in the Current Report on Form 8-K filed by the Company on January 17, 2012, on January 17, 2012, the Company entered into a sixth amendment (“Amendment No. 6”) to the Original Makena® Agreement. In connection with and upon execution of Amendment No. 6, the Company made a payment of $12.5 million to Hologic, which payment prior to Amendment No. 6 was scheduled to be made on February 4, 2012. Amendment No. 6 also provides that any Royalty Amount (as such term is defined in the Original Makena® Agreement, as amended) payable in respect of Net Sales (as such term is defined in the Original Makena® Agreement, as amended) of Makena® for the period beginning on February 4, 2012 and ending on August 4, 2012, shall be accrued but not become payable to Hologic until the earlier to occur of: (1) March 16, 2015; or (2) the occurrence of an Event of Default under the Indenture governing the Senior Notes (as the same may be amended from time to time). Following the $12.5 payment made on January 17, 2012, the Company has made all of its required payments due to Hologic under the Original Makena® Agreement, as amended, and is not required to make any additional payments to Hologic until August 4, 2012, in accordance with the payment schedules provided for in the Original Makena® Agreement, as amended. See additional discussion concerning recent amendments to the Original Makena® Agreement, as amended, in Note 20—“Subsequent Events”.

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

The following tables set forth the computation of basic loss per share for the three and nine months ended December 31, 2011 and 2010 (shares in millions):

	000000	000000	000000	000000
	Three Months Ended December 31, 2011		Three Months Ended December 31, 2010
	Class A	Class B	Class A	Class B

Basic loss per share:
Numerator:
Allocation of undistributed loss from continuing operations	$(30.8)	$(7.0)	$(31.4)	$(10.0)
Allocation of undistributed loss from discontinued operations	0.0	0.0	(4.8)	(1.6)

Allocation of undistributed loss	$(30.8)	$(7.0)	$(36.2)	$(11.6)

Denominator:
Weighted average shares outstanding	48.7	11.2	37.8	12.1

Number of shares used in per share computations	48.7	11.2	37.8	12.1

Basic loss per share from continuing operations	$(0.63)	$(0.63)	$(0.83)	$(0.83)
Basic loss per share from discontinued operations	0.0	0.0	(0.13)	(0.13)

Basic loss per share	$(0.63)	$(0.63)	$(0.96)	$(0.96)

	000000	000000	000000	000000
	Nine Months Ended December 31, 2011		Nine Months Ended December 31, 2010
	Class A	Class B	Class A	Class B

Basic loss per share:
Numerator:
Allocation of undistributed loss from continuing operations	$(51.3)	$(11.8)	$(83.3)	$(26.8)
Allocation of undistributed (loss) earnings from discontinued operations	1.8	0.4	(14.8)	(4.8)
Allocation of undistributed gain (loss) from sale of discontinued operations	(7.2)	(1.6)	9.7	3.1

Allocation of undistributed loss	$(56.7)	$(13.0)	$(88.4)	$(28.5)

Denominator:
Weighted average shares outstanding	48.7	11.2	37.8	12.2

Number of shares used in per share computations	48.7	11.2	37.8	12.2

Basic loss per share from continuing operations	$(1.05)	$(1.05)	$(2.21)	$(2.21)
Basic income (loss) per share from discontinued operations	0.04	0.04	(0.39)	(0.39)
Basic gain (loss) per share from sale of discontinued operations	(0.15)	(0.15)	0.26	0.26

Basic loss per share	$(1.16)	$(1.16)	$(2.34)	$(2.34)

The following table sets forth the computation of diluted loss per share for the three and nine months ended December 31, 2011 and 2010 (shares in millions):

	Three Months Ended December 31, 2011		Three Months Ended December 31, 2010
	Class A	Class B	Class A	Class B

Diluted loss per share:
Numerator:
Allocation of undistributed loss from continuing operations	$(30.8)	$(7.0)	$(31.4)	$(10.0)
Reallocation of undistributed loss from continuing operations as a result of conversion of Class B to Class A shares	(7.0)	0.0	(10.0)	0.0

Allocation of undistributed loss from continuing operations for diluted computation	(37.8)	(7.0)	(41.4)	(10.0)

Allocation of undistributed loss from discontinued operations	0.0	0.0	(4.8)	(1.6)
Reallocation of undistributed loss from discontinued operations as a result of conversion of Class B to Class A shares	0.0	0.0	(1.6)	0.0

Allocation of undistributed loss from discontinued operations for diluted computation	0.0	0.0	(6.4)	(1.6)

Allocation of undistributed loss	$(37.8)	$(7.0)	$(47.8)	$(11.6)

Denominator:
Number of shares used in basic computation	48.7	11.2	37.8	12.1
Weighted average effect of dilutive securities:
Conversion of Class B to Class A shares	11.2	0.0	12.1	0.0

Number of shares used in per share computations	59.9	11.2	49.9	12.1

Diluted loss per share from continuing operations	$(0.63)	$(0.63)	$(0.83)	$(0.83)
Diluted loss per share from discontinued operations	0.0	0.0	(0.13)	(0.13)

Diluted loss per share (1) (2)	$(0.63)	$(0.63)	$(0.96)	$(0.96)

(1)	For the three months ended December 31, 2011, there were stock options to purchase 0.2 shares (excluding out-of-the-money options for 2.6 shares) of Class A Common Stock, preferred shares convertible into 0.3 shares of Class A Common Stock, $200 principal amount of convertible notes convertible into 8.7 shares of Class A Common Stock and Warrants to purchase 20.1 shares of Class A Common Stock that were excluded from the computation of diluted loss and diluted loss from continuing operations per share because their effect would have been anti-dilutive.
(2)	For the three months ended December 31, 2010, there were stock options to purchase 1.6 shares (excluding 1.9 out-of-the-money shares) of Class A Common Stock, 0.1 out-of-the-money shares of Class B Common Stock, preferred shares convertible into 0.3 shares of Class A Common Stock, $200 principal amount of convertible notes convertible into 8.7 shares of Class A Common Stock and Warrants to purchase 12.6 shares of Class A Common Stock that were excluded from the computation of diluted loss and diluted loss from continuing operations per share because their effect would have been anti-dilutive.

	Nine Months Ended December 31, 2011		Nine Months Ended December 31, 2010
	Class A	Class B	Class A	Class B

Diluted loss per share:
Numerator:
Allocation of undistributed loss from continuing operations	$(51.3)	$(11.8)	$(83.3)	$(26.8)
Reallocation of undistributed loss from continuing operations as a result of conversion of Class B to Class A shares	(11.8)	0.0	(26.8)	0.0

Allocation of undistributed loss from continuing operations for diluted computation	(63.1)	(11.8)	(110.1)	(26.8)

Allocation of undistributed income (loss) from discontinued operations	1.8	0.4	(14.8)	(4.8)
Reallocation of undistributed income (loss) from discontinued operations as a result of conversion of Class B to Class A shares	0.4	0.0	(4.8)	0.0

Allocation of undistributed income (loss) from discontinued operations for diluted computation	2.2	0.4	(19.6)	(4.8)

Allocation of undistributed income (loss) from sale of discontinued operations	(7.2)	(1.6)	9.7	3.1
Reallocation of undistributed income (loss) from sale of discontinued operations as a result of conversion of Class B to Class A shares	(1.6)	0.0	3.1	0.0

Allocation of undistributed income (loss) from sale of discontinued operations for diluted computation	(8.8)	(1.6)	12.8	3.1

Allocation of undistributed loss	$(69.7)	$(13.0)	$(116.9)	$(28.5)

Denominator:
Number of shares used in basic computation	48.7	11.2	37.8	12.2
Weighted average effect of dilutive securities:
Conversion of Class B to Class A shares	11.2	0.0	12.2	0.0

Number of shares used in per share computations	59.9	11.2	50.0	12.2

Diluted loss per share from continuing operations	$(1.05)	$(1.05)	$(2.21)	$(2.21)
Diluted earnings (loss) per share from discontinued operations	0.04	0.04	(0.39)	(0.39)
Diluted earnings per share from gain (loss) on sale of discontinued operations	(0.15)	(0.15)	0.26	0.26

Diluted loss per share (1) (2)	$(1.16)	$(1.16)	$(2.34)	$(2.34)

(1)	For the nine months ended December 31, 2011, there were stock options to purchase 1.2 shares (excluding out-of-the-money options for 5.1 shares) of Class A Common Stock, preferred shares convertible into 0.3 shares of Class A Common Stock, $200 principal amount of convertible notes convertible into 8.7 shares of Class A Common Stock and Warrants to purchase 20.1 shares of Class A Common Stock that were excluded from the computation of diluted loss and diluted loss from continuing operations per share because their effect would have been anti-dilutive.
(2)	For the nine months ended December 31, 2010, there were stock options to purchase 1.6 shares (excluding 1.9 out-of-the-money shares) of Class A Common Stock, 0.1 out-of-the-money shares of Class B Common Stock, preferred shares convertible into 0.3 shares of Class A Common Stock, $200 principal amount of convertible notes convertible into 8.7 shares of Class A Common Stock and Warrants to purchase 12.6 shares of Class A Common Stock that were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.

7. Investment Securities

The Company had carried available-for-sale auction rate securities (“ARS”) at fair value of $57.2 as of March 31, 2011. Although the Company, pursuant to a 2010 settlement agreement, transferred these securities to the party it had originally acquired them from, the Company reflected the transfer as a collateralized borrowing rather than as a sale because the Company retained certain reacquisition rights. During the nine months ended December 31, 2011, the Company liquidated its investments in all of these securities and recognized an aggregate gain of $3.0 representing the difference between the carrying value of the securities and the related collateralized debt balance at the respective liquidation dates.

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

The financial assets and liabilities carried by the Company at fair value included its ARS prior to their full liquidation in July 2011 ($57.2 at March 31, 2011) and its outstanding Warrants. Both securities’ fair value were determined using Level 3 fair value measurements. See Note 15 for more details regarding Warrants.

The contingent interest feature of the $200.0 principal amount of Contingent Convertible Subordinated Notes (see Note 12—“Long-Term Debt”) meets the criteria of and qualifies as an embedded derivative. Although this feature represents an embedded derivative financial instrument, based on its de minimis value at the time of issuance and at December 31, 2011, no value has been assigned to this embedded derivative.

The following tables present the changes in fair value for financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

ARS (Level 3)

Current Auction Rate Securities (Level 3)
Balance a April 1, 2011	$57.2
Realized gain	3.0
Sale of ARS	(60.2)

Balance at December 31, 2011	$0.0

Warrant Liability (Level 3)

Warrants (Level 3)
Balance a April 1, 2011	($108.6)
Unrealized gain included in other income	88.6

Balance at December 31, 2011	($20.0)

9. Inventories

Inventories, net of reserves, consisted of:

	2011
	December 31,	March 31,

Raw materials	$1.4	$0.0
Finished goods	0.7	1.0

Total inventories	$2.1	$1.0

Management establishes reserves for potentially obsolete or slow-moving inventory based on an evaluation of inventory levels, forecasted demand, and market conditions.

The Company has contracted with third parties to manufacture Makena® and Evamist®. As of December 31, 2011, the inventories primarily represent goods held by or manufactured by third parties.

10. Intangible Assets

Intangible assets consist of:

	December 31, 2011			March 31, 2011
	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount

Product rights acquired:
Makena®	$119.6	$(15.7)	$103.9	$119.6	$(2.8)	$116.8
Evamist®	21.2	(9.7)	11.5	21.2	(9.0)	12.2
Trademarks acquired:
Evamist®	5.1	(2.7)	2.4	5.1	(2.5)	2.6
License agreements:
Evamist®	35.6	(17.7)	17.9	35.6	(16.5)	19.1
Covenants not to compete:
Evamist®	0.6	(0.6)	0.0	0.6	(0.6)	0.0
Trademarks and patents	2.1	(2.1)	0.0	2.1	(2.1)	0.0
Other	0.0	0.0	0.0	0.4	(0.2)	0.2

Total intangible assets	$184.2	$(48.5)	$135.7	$184.6	$(33.7)	$150.9

(a)	Gross Carrying Amount is shown net of previously recorded impairment charges.

As of December 31, 2011, the Company’s product rights acquired, trademarks acquired and license agreements have original weighted average useful lives of approximately eight years, 15 years and 15 years, respectively. Amortization of intangible assets was $5.0 and $0.8 for the three months ended December 31, 2011 and December 31, 2010, respectively, and $15.0 and $2.3 for the nine months ended December 31, 2011 and 2010, respectively.

Management assesses the carrying value of intangible assets for impairment on a quarterly basis to determine if any events have occurred which indicate the possibility of impairment. During the assessment as of December 31, 2011, management did not identify any events that were indicative of impairment relating to intangible assets. However, any significant changes in actual future results from the assessment used to perform the quarterly evaluation, such as lower sales, increases in production costs, technological changes or decisions not to produce or sell products, could result in impairment at a future date.

Assuming no other additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $20.0 in each of the five succeeding fiscal years.

The $119.6 of gross carrying amount of Makena® product rights represents the $12.5 payment made on the Transfer Date plus the present value of the remaining payments due to Hologic as described in Note 5—“Acquisition” and is being amortized over its orphan drug exclusivity period of seven years on a straight-line basis until a more systematic method can be determined based on a historical and estimated revenues.

11. Accrued Severance

Accrued severance consists primarily of severance benefits owed to employees whose employment was terminated in connection with the ongoing realignment of the Company’s cost structure. Severance expense recognized in the nine months ended December 31, 2011 was recorded in selling and administrative. The activity in accrued severance for the nine months ended December 31, 2011 and twelve months ended March 31, 2011 is summarized as follows:

	December 31, 2011	March 31, 2011

Balance at beginning of period	$0.6	$2.5
Provision for severance benefits	0.8	1.8
Amounts charged to accrual	(1.3)	(3.7)

Balance at end of period	$0.1	$0.6

12. Long-Term Debt

Long-term debt consisted of:

	December 31, 2011	March 31, 2011

Convertible notes	$200.0	$200.0
Senior notes (less unamortized discount of $5.7 and $6.7, respectively)	219.3	218.3
Building mortgages	31.2	33.0
Collateralized borrowing	0.0	52.4

Total debt	450.5	503.7
Less current portion	(31.2)	(85.4)

Total long-term debt	$419.3	$418.3

Convertible notes

In May 2003, the Company issued $200.0 principal amount of 2.5% Contingent Convertible Subordinated Notes (the “Convertible Notes”) that are convertible, under certain circumstances, into shares of Class A Common Stock at an initial conversion price of $23.01 per share. The Convertible Notes, which mature on May 16, 2033, bear interest that is payable on May 16 and November 16 of each year at a rate of 2.50% per annum. The Company also is obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period from May 16 to November 15 and from November 16 to May 15, under certain trading price conditions.

The Company may redeem some or all of the Convertible Notes at any time, at a redemption price, payable in cash, of 100% of the principal amount of the Convertible Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders may require the Company to repurchase all or a portion of their Convertible Notes on May 16, 2013, 2018, 2023 and 2028 or upon a change in control, as defined in the indenture governing the Convertible Notes, at a purchase price, payable in cash, of 100% of the principal amount of the Convertible Notes, plus accrued and unpaid interest, including contingent interest, if any. Since the next occasion holders may require the Company to repurchase all or a portion of their Convertible Notes is May 16, 2013, the Convertible Notes were classified as a long-term liability as of December 31, 2011 and March 31, 2011. The Convertible Notes are subordinate to all of the Company’s existing senior obligations.

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

Senior notes

On March 17, 2011, the Company completed a private placement with a group of institutional investors for $225.0 aggregate principal amount of 12% Senior Secured Notes due 2015.

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

After an original issue discount of 3%, the Company received proceeds of $218.3 which were used to fund a first year interest reserve totaling $27.0, of which $13.4 was used to pay the September 2011 interest payment, repay all existing obligations to U.S. Healthcare totaling approximately $61.1 and pay fees and expenses of $9.7 associated with the private placement of the Senior Notes. In connection with these payments, the Company also terminated all future loan commitments with the prior lender. The remaining proceeds, totaling approximately $120.0 will be used for general corporate purposes, including the continued commercialization efforts for Makena®.

The Senior Notes were offered only to accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended. The Company’s registration statement for an exchange offer to holders of the Senior Notes was effective on August 26, 2011. The holders of all privately issued Senior Notes exchanged them for a like amount of registered Senior Notes under the exchange offer.

Building mortgages

In March 2006, the Company entered into a $43.0 mortgage loan arrangement (the “Mortgage Loan”). The Mortgage Loan, which is secured by four of the Company’s buildings, bears interest at a rate of 5.91% and matures on April 1, 2021. The four buildings are currently being marketed for sale and is classified as assets held for sale as of December 31, 2011. As a result, the Company’s Mortgage Loan is being classified as current obligation as of December 31, 2011. In August 2011, the Company agreed with the lender to extend, to March 31, 2015, the requirement for the Company to achieve a minimum net worth balance. As of December 31, 2011, the Company believes that it is in compliance with all requirements of the Mortgage Loan Documentation and is current with all its payment obligations.

Collateralized borrowing

On February 25, 2009, the Company initiated legal action against Citigroup Global Markets Inc. (“CGMI”), through which it acquired the ARS the Company held at that time, in the District Court for the Eastern District of Missouri. On January 21, 2010, the Company and CGMI entered into a Purchase and Release Agreement pursuant to which CGMI agreed to purchase the Company’s remaining ARS for an aggregate purchase price of approximately $61.7. The Company also received a two-year option (which expires on January 21, 2012) to reacquire the ARS (in whole or on a class-by-class basis) for the prices at which they were sold, as well as the right to receive further payments in the event any ARS are redeemed prior to the expiration of the option. During the quarter ended September 30, 2011, the Company exercised this option and reacquired and then sold the remainder of its ARS.

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

13. Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s shareholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income (loss), but excluded from net income (loss) as these amounts are recorded directly as an adjustment to shareholders’ deficit. For the Company, comprehensive income (loss) is comprised of net income (loss), the net changes in unrealized gains and losses on available for sale marketable securities, net of applicable income taxes, and changes in the cumulative foreign currency translation adjustment. Total comprehensive loss was $37.8 and $48.0 for the three months ended December 31, 2011 and 2010, respectively, and $71.3 and $117.6 for the nine months ended December 31, 2011 and 2010, respectively.

14. Divestitures

Sale of generic equivalent version of GlaxoSmithKline’s Duac® gel

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

Sale of PDI

In consideration for the June 2010 sale of PDI, the Purchaser (1) paid to the Company on the Closing Date $24.6 in cash, subject to certain operating working capital adjustments, and (2) assumed certain liabilities, including certain contracts. The Company incurred fees of $0.6 in connection with the transaction. The Purchaser deposited $2.0 of the purchase price in an escrow arrangement for post-closing indemnification purposes, which the Company has recorded as other assets and deferred income until all post-closing matters are resolved. At December 31, 2011, the balance was $1.8. Any uncontested amounts that remain in the escrow account will be paid to the Company. In addition, the Purchaser also agreed to pay to the Company four contingent earn-out payments in a total aggregate amount up to, but not to exceed, $5.5 based on annual EBITDA measurements of the sold business over the four years following the sale. The Company does not believe that the Purchaser has met the threshold for the earn-out through December 31, 2011.

The Company recorded a gain on sale of $5.9, net of tax, in connection with the PDI transaction in the quarter ended June 30, 2010. Operating results of PDI for the period from April 1, 2010 to December 31, 2010 included $2.7 of revenues and $2.2 of net income. The Company realized a $3.5 gain in the second quarter of fiscal year 2011 from insurance proceeds received related to a 2009 fire at a PDI facility, which was classified as a gain within selling and administrative expenses.

Sale of Generics Business

In June 2011, the Company entered into an Asset Purchase Agreement pursuant to which the Company, K-V Generic and DrugTech agreed to sell substantially all of the assets of K-V Generic and the Company’s generic products business (the “Divested Assets”) to the Buyer. The sale was completed in August 2011.

The Divested Assets, as more fully described in the Agreement, consisted of: (i) all rights, title and interest in and to the Company’s Micro-K® 8 mEq and 10 mEq products and the Company’s generic products, including the Company’s Potassium Chloride Extended Release Capsule products; (ii) the New Drug Applications and Abbreviated New Drug Applications related to the products; (iii) certain real property and real property leases associated with K-V Generic and the Company’s generics products business; (iv) manufacturing and other equipment associated with K-V Generic and the Company’s generics products business; (v) contracts, marketing materials and books and records associated with K-V Generic and the Company’s generics products business; (vi) the raw materials, work-in-process and finished products inventories associated with K-V Generic and the Company’s generics product business as of the closing of the transaction; (vii) the Company’s accounts receivable and prepaid expenses associated with K-V Generic and the Company’s generics products business; and (viii) certain intellectual property associated with K-V Generic and the Company’s generics products business, including the trade name “Nesher.”

In consideration for the Divested Assets, the Buyer paid cash of $60.5, subject to possible adjustment based upon the operating working capital of the business at the closing date, and agreed to assume certain liabilities of the Company’s generics business. At the closing of the transaction, the Buyer deposited $7.5 of the purchase price in an escrow arrangement for post-closing indemnification purposes, which the Company has recorded as restricted cash and deferred income until certain post-closing matters are resolved.

The table below reflects the operating results of our generics business for the three and nine months ended December 31, 2011 and 2010, respectively, and net assets held for sale at March 31, 2011.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Net revenues	$0.0	$2.0	$11.2	$1.7
Cost of sales	0.0	7.0	8.6	24.7

Gross profit (loss)	0.0	(5.0)	2.6	(23.0)

Operating expenses:
Selling and administrative	0.0	1.3	0.5	4.5
Research and development	0.0	0.1	(0.1)	3.0

Total operating expenses	0.0	1.4	0.4	7.5

Operating income (loss)	0.0	(6.4)	2.2	(30.5)
Income tax	0.0	0.0	0.0	(8.7)

Net income (loss)	$0.0	$(6.4)	$2.2	$(21.8)

Gain (loss) on sale of assets (net of taxes (benefit) of $0, $0, $0, $4.0)	$0.0	$0.0	($8.8)	$6.9

March 31, 2011

Receivables, net	2.9
Inventories, net	6.1

Total current assets held for sale	9.0
Property and equipment, less accumulated depreciation	30.2
Intangible assets	14.4
Other assets	0.0

Total assets held for sale	$53.6

Accounts payable and accrued liabilities	2.5

Total liabilities associated with assets held for sale	$2.5

15. Warrant Liability

The Company issued Warrants in November 2010 and March 2011 to purchase an aggregate of up to 20.1 million shares of Class A Common Stock at an exercise price of $1.62 per share. The $0.6 increase and $88.6 decrease in the value of the Warrants for the three months and nine months ended December 31, 2011, respectively, resulted primarily from a change in the Company’s stock price and is reflected in other income as a change in warrant liabilities in our consolidated statements of operations.

The Warrants expire November 17, 2015, but may be extended by up to two additional years if the holders become subject to certain percentage ownership limitations that prevent their exercise in full at the time of their stated expiration. The Company must require that the holders exercise the Warrants before their expiration if the average of the closing prices of the Class A Common Stock for at least 30 consecutive trading days exceeds $15.00, the closing prices of the Class A Common Stock have exceeded $15.00 for ten consecutive trading days, the shares issuable upon exercise may be resold under an effective registration statement or the resale is exempt from registration and the shares are listed on the NYSE or the National Association of Securities Dealers Automated Quotation. The Warrants also contain certain non-standard anti-dilution provisions included at the request of U. S. Healthcare, pursuant to which the number of shares subject to the Warrants may be increased and the exercise price may be decreased. These anti-dilution provisions are triggered upon certain sales of securities by the Company and certain other events. The Warrants do not contain any preemptive rights. The Warrants also contain certain restrictions on the ability to exercise the Warrants in the event that such exercise would result in the holder of the Warrants owning greater than 4.99% of the shares of the Company’s outstanding Class A Common Stock after giving effect to the exercise. The Warrants are exercisable solely on a cashless exercise basis under which in lieu of paying the exercise price in cash, the holders will be deemed to have surrendered a number of shares of Class A Common Stock with market value equal to the exercise price and will be entitled to receive a net amount of shares of Class A Common Stock after reduction for the shares deemed surrendered. In connection with the issuance of the Warrants, the Company agreed to register up to 20.1 million shares of our Class A Common Stock issuable upon the exercise of the Warrants.

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

The calculation of the estimated fair value of the Warrants using a Monte Carlo simulation model, requires application of critical assumptions, including the probability of the Company issuing additional common stock (“Fundamental Transaction”) in the future. The Company computes the fair value of the Warrants at the end of each quarterly reporting period using subjective input assumptions consistently applied for each period, reflecting conditions at each valuation date. If the Company was to alter its assumptions or the number of inputs based on such assumptions, the resulting estimated fair value could be materially different.

The fair value of the Warrants at December 31, 2011 and March 31, 2011, respectively, was estimated utilizing the following assumptions:

	Revaluation At
	December 31, 2011	March 31, 2011

Number of Warrants	20,038,410	20,038,410

Aggregate fair value	$20.0	$108.6

Risk-free discount rate	0.63%	2.15%

Volatility rate	106.00%	99.00%

Dividend rate	0.00%	0.00%

Contractual life (years)	3.9	4.6

Fundamental Transaction	10.0%	10.0%

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

On March 22, 2011, Mr. M. Hermelin made a demand on the Company for indemnification with respect to his payment of $1.9 imposed by the United States District Court as a fine and forfeiture of pecuniary gain as part of the sentence resulting from his guilty plea entered by the Court on March 10, 2011. Mr. M. Hermelin pled guilty to two federal misdemeanor counts as a responsible corporate officer of the Company at the time when a misbranding of two morphine sulfate tablets occurred that contained more of the active ingredient than stated on the label. In addition, the Company has advanced, under the terms of the Indemnification Agreement, legal expenses amounting to approximately $6.2 to various law firms that represented Mr. M. Hermelin for legal matters including the FDA and SEC investigations, the Department of Justice inquiry, the Audit Committee investigation, HHS OIG exclusion, various class action lawsuits and the lawsuits between M. Hermelin and the Company related to advancement, indemnification and retirement benefits. Under the Company’s Indemnification Agreement entered into with all directors, including Mr. M. Hermelin when he served as Chairman of the Board and Chief Executive Officer of the Company, as a condition for the advancement of expenses, each director is required to sign an undertaking to reimburse the Company for the advanced expenses in the event it is found that the director is not entitled to indemnification. The Company has also received invoices for $0.4 of additional legal fees covering the same or other matters for which Mr. M. Hermelin is demanding indemnification. The Company has not paid these invoices. Mr. M. Hermelin’s demand for reimbursement of the $1.9 fine and forfeiture, the advancement of legal fees to represent him for various legal matters and whether only such advancement should be indemnified is being handled by a special committee of independent directors appointed by the Board of Directors of the Company. On October 11, 2011, the Company, at the direction of the Special Committee, filed a Petition for declaratory judgment in the Circuit Court of St. Louis County against Mr. M. Hermelin styled K-V Pharmaceutical Company v. Marc Hermelin seeking a declaration of rights of the parties with regard to Mr. M. Hermelin’s employment and indemnification agreements with the Company. The Company alleges that Mr. M Hermelin is not entitled to payments under such agreements due to breaches of his fiduciary obligations to the Company and its Board. On October 14, 2011, Mr. M. Hermelin filed an action in the Court of Chancery in the State of Delaware styled Marc S. Hermelin v. K-V Pharmaceutical Company, seeking: advancement of expenses in connection with certain proceedings; mandatory and permissive indemnification of attorneys’ fees and other expenses incurred as to other proceedings; and advancement of attorneys’ fees that he has incurred and will incur in the St. Louis County and Delaware actions. Mr. M. Hermelin claims that he is entitled to such amounts under the Company’s Bylaws, Delaware law and his indemnification agreement. On February 7, 2012 the Court of Chancery issued a Memorandum Opinion determining: (1) Mr. M. Hermelin is not entitled to advancement from the Company in connection with a matter related to the release of certain jail records; (2) Mr. M. Hermelin is not entitled to mandatory indemnification with respect to his payment of $1.9 fine and forfeiture resulting from his guilty plea; (3) Mr. M. Hermelin is not entitled to mandatory indemnification in the HHS OIG exclusion matter; (4) Mr. M. Hermelin is entitled to mandatory indemnification in the FDA consent decree matter; and (5) the scope of the relevant discovery for the Court’s permissive indemnification determinations.

Litigation and Governmental Inquiries

Resolution of one or more of the matters described below could have a material adverse effect on the Company’s results of operations, financial condition or liquidity. The Company intends to vigorously defend its interests in the matters described below.

Accrued litigation consists of settlement obligations as well as loss contingencies recognized by the Company because settlement was determined to be probable and the related payouts were reasonably estimable. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of claims is reviewed at least quarterly and an adjustment to the Company’s accrual is recorded as deemed appropriate based upon these reviews. Based upon current information available, the resolution of legal matters individually or in aggregate could have a material adverse effect on the Company’s results of operations, financial condition or liquidity. The Company is unable to estimate the possible loss or range of losses above amounts already accrued at December 31, 2011.

The Company and/or ETHEX have been named as defendants in certain multi-defendant cases alleging that the defendants reported improper or fraudulent pharmaceutical pricing information, i.e., Average Wholesale Price, or AWP, and/or Wholesale Acquisition Cost, or WAC, information, which allegedly caused the governmental plaintiffs to incur excessive costs for pharmaceutical products under the Medicaid program. Cases of this type have been filed against the Company and/or ETHEX and other pharmaceutical manufacturer defendants by the States of Louisiana and Utah. On October 21, 2010, the Company received a subpoena from the Florida Office of Attorney General requesting information related to ETHEX’s pricing and marketing activities. The Company complied with the State’s request for documents and pricing information and reached a verbal agreement with the State to stay any further proceedings for up to two years.

On August 29, 2002, Constance Conrad (“Relator”) filed a complaint in the United States District Court for the District of Massachusetts styled United States ex rel. Constance Conrad, et al. v. Abbott Laboratories, Inc., pursuant to the qui tam provisions of the False Claims Act, against multiple defendants, including the Company. Specifically, the Relator alleged that the Company failed to advise the CMS that certain products formerly marketed by ETHEX Corporation, including Nitroglycerin Extended Release Capsules and Hyoscyamine Sulfate Extended Release Capsules, did not qualify for coverage under federal healthcare programs. On December 6, 2011 the parties, including the Department of Justice, the United States Attorney’s Office for the District of Massachusetts, the Office of Inspector General of the Department of Health and Human Services and the TRICARE Management Activity (collectively the “United States”) entered into a Settlement Agreement to resolve this dispute. Pursuant to the Settlement Agreement, the Company agreed to pay a total sum of $17.0, plus interest, to the United States in installments over five years as follows:

Total Payment Amounts including interest	Payment Year

$0.6	2011

$0.4	2012

$2.4	2013

$3.4	2014

$5.4	2015

$6.7	2016

The Company made the payments that were due for 2011. In addition, the Company agreed to pay certain attorneys’ fees and costs to Relator’s counsel. The Company did not admit any wrong doing in connection with the allegations raised in the complaint, and upon the initial payment, the United States and Relator shall: 1) dismiss with prejudice all claims relating to the alleged conduct with regard to Nitroglycerin Extended Release Capsules and Hyoscyamine Sulfate Extended Release Capsules; 2) dismiss all remaining claims asserted in the complaint with prejudice to the Relator; and 3) dismiss all remaining claims asserted in the complaint without prejudice to the United States.

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

Pursuant to the revised plea agreement, ETHEX agreed to pay criminal fine in the amount of $23.4 as follows:

Payment Amounts including interest	Payment Due Date
$2.3	March 12, 2010
1.0	December 15, 2010
1.0	June 15, 2011
1.0	December 15, 2011
2.0	June 15, 2012
4.0	December 15, 2012
5.0	June 15, 2013
7.1	December 15, 2013

The Company has made all payments due to date under the plea agreement. In addition to the fine and restitution, ETHEX agreed not to contest an administrative forfeiture in the amount of $1.8, which was paid within 45 days after sentencing and satisfied any and all forfeiture obligations ETHEX may have as a result of the guilty plea. In total, ETHEX agreed to pay fines, restitution and forfeiture in the aggregate amount of $27.6.

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

In connection with the previously anticipated exclusion of ETHEX from participation in federal healthcare programs, the Company ceased operations of ETHEX on March 2, 2010. On November 15, 2010, the Company entered into the Divestiture Agreement with HHS OIG under which the Company agreed to sell the assets and operations of ETHEX to unrelated third parties prior to April 28, 2011 and to file articles of dissolution with respect to ETHEX under Missouri law by such date. Following such filing, ETHEX may not engage in any new business other than for winding up its operations and will engage in a process provided under Missouri law to identify and resolve its liabilities over at least a two year period. Under the terms of the agreement, HHS OIG agreed not to exclude ETHEX from federal healthcare programs until April 28, 2011 and, upon completion of the sale of the ETHEX assets and of the filing of the articles of dissolution of ETHEX, the agreement will terminate. Civil monetary penalties and exclusion of ETHEX could have occurred if the Company had failed to meet its April 28, 2011 deadline. The Company has also received a letter from HHS OIG advising it further that assuming that it has complied with all agreements deemed necessary by HHS OIG, ETHEX has filed its articles of dissolution, and ETHEX no longer has any ongoing assets or operations other than those required to conclude the winding up process under Missouri law, HHS OIG would not exclude ETHEX thereafter. The Company has notified all parties of its intent to dissolve ETHEX and notifications were sent out on January 28, 2011. ETHEX has sold its assets in accordance with the Divestiture Agreement. On May 20, 2011, we received a letter from HHS OIG stating that based upon its review of the information provided in our monthly reports, it appeared that the Company and ETHEX had satisfied our obligation under the Divestiture Agreement.

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

On December 2, 2008, plaintiff Joseph Mas filed a complaint against the Company, in the United States District Court for the Eastern District of Missouri, Mas v. KV Pharma. Co., et al. On January 9, 2009, plaintiff Herman Unvericht filed a complaint against the Company also in the Eastern District of Missouri, Unvericht v. KV Pharma. Co., et al. On January 21, 2009, plaintiff Norfolk County Retirement System filed a complaint against the Company, again in the Eastern District of Missouri, Norfolk County Retirement System v. KV Pharma. Co., et al. The operative complaints in these three cases purport to state claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on behalf of a putative class of stock purchasers. On April 15, 2009, the Honorable Carol E. Jackson consolidated the Unvericht and Norfolk County cases into the Mas case already before her. The amended complaint for the consolidated action, styled Public Pension Fund Group v. KV Pharma. Co., et al., was filed on May 22, 2009. Defendants, including the Company and certain of its directors and officers, moved to dismiss the amended complaint on July 27, 2009. The court granted the motion to dismiss the Company and all individual defendants in February 2010. On March 18, 2010, the plaintiffs filed a motion for relief from the order of dismissal and to amend their complaint, and also filed a notice of appeal. On October 20, 2010, the Court denied plaintiffs’ motion for relief from the order of dismissal and to amend pleadings. On November 1, 2010, plaintiffs’ filed a notice of appeal. On September 21, 2011, an appeal was argued before the Eighth Circuit Court of Appeals on the matter. The Company is currently awaiting the court’s decision.

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

On November 2, 2011, plaintiff Hoichi Cheong filed a complaint against the Company, in the United States District Court for the Eastern District of Missouri, on behalf of purchasers of the securities of the Company, who purchased or otherwise acquired K-V securities between February 14, 2011 and April 4, 2011, seeking to pursue remedies under the Exchange Act. The complaint alleges class members were damaged by purchasing artificially inflated stock prices due to the Company’s purportedly misleading statements regarding Makena® related to access and exclusivity.

On November 15, 2011, plaintiffs Phil and Martha Tompkins filed a verified shareholder derivative complaint in the United States District Court, Eastern District of Missouri, against the Company, its Board of Directors and certain officers alleging breach of fiduciary duties and other misconduct from February 14, 2011 to April 4, 2011. The complaint alleges a breach of fiduciary duties including by making, and allowing the making of, purportedly materially false and misleading statements to the investing public related to Makena® and its access and exclusivity.

On November 30, 2011, plaintiff Douglas Sims filed a verified shareholder derivative petition for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in the Circuit Court of St. Louis County, Missouri, against the Company, its Board of Directors and certain officers alleging breach of fiduciary duties, which have caused and continue to cause substantial damage to the Company, including by making, and allowing the making of, purportedly materially false and misleading statements to the investing public related to Makena® and its access and exclusivity.

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

The Company and/or ETHEX are named defendants in at least 20 pending product liability or other lawsuits that relate to the voluntary product recalls initiated by the Company in late 2008 and early 2009. The plaintiffs in these lawsuits allege damages as a result of the ingestion of purportedly oversized tablets allegedly distributed in 2007 and 2008. The lawsuits are pending in federal and state courts in various jurisdictions. Four of the 20 pending lawsuits have settled but have not yet been dismissed. Of the remaining 16 pending lawsuits, two plaintiffs allege economic harm, 12 plaintiffs allege wrongful death, and the remaining lawsuits allege non-fatal physical injuries. Plaintiffs’ allegations of liability are based on various theories of recovery, including, but not limited to strict liability, negligence, various breaches of warranty, misbranding, fraud and other common law and/or statutory claims. Plaintiffs seek substantial compensatory and punitive damages. Two of the lawsuits are putative class actions seeking economic damages with respect to recalled products, one of the lawsuits has four unrelated plaintiffs, and the remaining lawsuits are either individual lawsuits or have two plaintiffs. The Company possesses third party product liability insurance, which the Company believes is applicable to many of the pending lawsuits and claims.

One of these putative class actions, styled Polk v. KV Pharmaceutical Company, et al., seeks economic damages with respect to recalled metoprolol succinate product. During January 2011, the decision of the U.S. District Court dismissing the case in favor of the Company was reversed on appeal. The Company requested reconsideration by the appellate court, which was denied in March 2011, and the Company filed a motion for appellate review en banc, which was denied by the court on May 12, 2011. The case was returned to the district court for further proceedings. The district court granted the Company’s second motion to dismiss on December 15, 2011. The other putative class action, styled Herndon v. KV Pharmaceutical Company, et al., is pending in state court in Missouri. Plaintiff’s Motion for Class Certification was heard by the court on August 16, 2011. The court issued an order denying class certification on December 15, 2011. In addition to the 20 pending lawsuits, there is one pending pre-litigation claim, which involves a death, that may or may not eventually result in a lawsuit.

The Company and ETHEX were named as defendants in a complaint filed by CVS Pharmacy, Inc. (“CVS”) in the United States District Court for the District of Rhode Island on or about February 26, 2010 and styled CVS Pharmacy, Inc. v. K-V Pharmaceutical Company and Ethex Corporation (“CVS Complaint”). The CVS Complaint alleged three claims: breach of contract, breach of implied covenant of good faith and fair dealing, and, in the alternative, promissory estoppels. CVS’ claims were premised on the allegation that the Company and/or ETHEX failed to perform their alleged promises to either supply CVS with its requirements for certain generic drugs or reimburse CVS for any higher price it must pay to obtain the generic drugs. CVS sought damages of no less than $100.0, plus interest and costs. In March 2011, CVS and its parent CVS Caremark Corporation filed a similar complaint, seeking damages similar to those sought in the federal case and adding another breach of contract claim, in state court in Superior Court of Providence County, Rhode Island, against the Company, ETHEX and Nesher. On July 18, 2011, the parties reached a settlement in which the Company agreed to pay the aggregate amount of $9.4 to CVS as follows: (a) the Company shall forgive approximately $6.8 in past CVS purchases of Makena® and $0.3 in ETHEX credits; and (b) the Company has given CVS a credit amount of approximately $2.3 to be used for purchases of any Company product by December 15, 2011. The Company paid the remaining portion of the $2.3 credit to CVS in cash on December 15, 2011. On November 7, 2011, the case was dismissed with prejudice.

On October 13, 2009, the Company filed a Complaint in the United States District Court for the Eastern District of Missouri, Eastern Division, against J. Uriach & CIA S.A. (“Uriach”) seeking damages for breach of contract and misappropriation of the Company’s trade secrets and that Uriach be enjoined from further use of the Company’s confidential information and trade secrets. On September 28, 2010, the Court issued a Memorandum and Order granting defendant’s Motion to Dismiss for lack of personal jurisdiction of defendant, J. Uriach & CIA, S.A. The Company appealed the decision and on August 3, 2011, the Eighth Circuit Court of Appeals reversed the decision to dismiss the Company’s Complaint for lack of personal jurisdiction and remanded the case back to District Court. A settlement has been reached in principle between the parties.

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

On November 17, 2011, the Company filed a verified complaint for injunctive and declaratory relief in the Court of Chancery of the State of Delaware against FemmePharma seeking to prevent FemmePharma from petitioning the U.S. Patent and Trademark Office for reexamination of U.S. Patent No. 5,993,856 in violation of the exclusive license granted by FemmePharma to the Company. On November 29, 2011, the court granted the Company’s petition for a temporary restraining order against FemmePharma. On January 12, 2012 the parties entered into a settlement agreement dismissing the suit.

On November 28, 2011, the Purchaser of PDI notified the Company that it was submitting a claim of at least $1.8 for indemnification pursuant to the Asset Purchase Agreement entered into between the parties. Due to this claim, the escrow agent is still maintaining $1.8 of the amount that PDI deposited at the time of closing under the escrow arrangement. The Purchaser alleges the Company breached representations and warranties made in the Asset Purchase Agreement resulting in losses to the Purchaser. The parties are currently in discussions regarding these claims.

From time to time, the Company is involved in various other legal proceedings in the ordinary course of its business. While it is not feasible to predict the ultimate outcome of such other proceedings, the Company believes the ultimate outcome of such other proceedings will not have a material adverse effect on its results of operations, financial condition or liquidity.

There are uncertainties and risks associated with all litigation and there can be no assurance the Company will prevail in any particular litigation. During the nine months ended December 31, 2011 and 2010, the Company recorded expense of $0.1 and $8.6, respectively, for litigation and governmental inquiries. At December 31, 2011 and March 31, 2011, the Company had accrued $45.0 and $48.9, respectively, for estimated costs for litigation and governmental inquiries.

The Company has entered into a supply agreement to purchase, through December 2015, approximately $7 of materials from one of its suppliers.

17. Income Taxes

The Company has federal loss carry forwards of approximately $571.6 and state loss carry forwards of approximately $694.7 at December 31, 2011. The Company also has tax credit carry forwards for alternative minimum tax, research credit and foreign tax credit of approximately $9.7 at December 31, 2011. The loss carry forwards begin to expire in the year 2030, while the alternative minimum tax credits have no expiration date. The research credit and foreign tax credit begin to expire in the years 2026 and 2017, respectively.

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

Management believes that the operating loss for continuing operations, which is reflected without the noncash warrant gain, reported for the three and nine months ended December 31, 2011 will likely not create a future tax benefit. As such, a valuation allowance of $14.8 and $62.8 has been charged to income tax expense for the three and nine months ended December 31, 2011, respectively, to offset that benefit. The Company has also reported a provision for income taxes for the three and nine months ended December 31, 2011 due primarily to the timing of certain deferred tax liabilities which are not scheduled to reverse within the applicable carry forward periods for the deferred tax assets.

The Consolidated Balance Sheets reflect liabilities for unrecognized tax benefits of $1.2 as of December 31, 2011 and March 31, 2011. Accrued interest and penalties included in the Consolidated Balance Sheets were $0.3 as of December 31, 2011 and March 31, 2011.

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

18. Condensed Consolidating Financial Statements

On March 17, 2011, the Company completed the offering and sale of the Senior Notes. The Senior Notes were offered only to accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended. The Senior Notes are guaranteed by certain of the Company’s wholly-owned subsidiaries, DrugTech Corporation, FP1096, Inc., K-V Discovery Solutions, Inc. (formerly Nesher Discovery Solutions, Inc.), K-V Generic, K-V Solutions USA, Inc. (formerly known as Nesher Solutions USA, Inc.), Ther-Rx Corporation and Zeratech Technologics USA, Inc. (collectively, the “Guarantor Subsidiaries”). ETHEX, PDI and MECW, LLC are Non-Guarantor Subsidiaries.

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

The rules of the SEC require that condensed consolidating financial information be provided when certain, but not all, of a registrant’s wholly-owned subsidiaries guarantee the registrant’s public debt on a full, unconditional, joint and several basis. The Company is, therefore, presenting condensed Consolidating Balance Sheets as of December 31, 2011 and March 31, 2011 and Condensed Consolidating Statements of Operations and Cash Flows for the three and nine months ended December 31, 2011 and 2010, which reflect the consolidation of the registrant company, the combined Guarantor Subsidiaries, and the combined Non-Guarantor Subsidiaries. These condensed Consolidating Financial Statements should be read in conjunction with the Consolidated Financial Statements. The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had the registrant or the Guarantor Subsidiaries operated as independent entities.

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

Condensed Consolidating Balance Sheets

	December 31, 2011
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$85.0	$0.2	$0.0	$0.0	$85.2
Restricted cash	21.7	0.0	0.0	0.0	21.7
Intercompany receivables	(2.9)	331.0	1,215.5	(1,543.6)	0.0
Inventory, net	1.1	1.0	0.0	0.0	2.1
Receivables, net and other current assets	11.4	4.2	0.0	0.0	15.6
Current assets held for sale	31.5	0.0	0.0	0.0	31.5

Total current assets	147.8	336.4	1,215.5	(1,543.6)	156.1

Property and equipment, less accumulated depreciation	2.4	0.1	0.0	0.0	2.5
Investment in subsidiaries	1,422.7	0.0	0.0	(1,422.7)	0.0
Intangible assets, net	0.0	135.7	0.0	0.0	135.7
Other assets	13.0	0.0	0.0	0.0	13.0

Total Assets	$1,585.9	$472.2	$1,215.5	$(2,966.3)	$307.3

LIABILITIES AND SHAREHOLDERS’ EQUIRT (DEFICIT)
Current maturities of long-term debt	$31.2	$0.0	$0.0	$0.0	$31.2
Intercompany payable	1,306.3	237.3	0.0	(1,543.6)	0.0
Accounts payable and other current liabilities	122.6	17.1	10.6	0.0	150.3

Total current liabilities	1,460.1	254.4	10.6	(1,543.6)	181.5

Long-term debt, less current maturities	419.3	0.0	0.0	0.0	419.3
Warrant liability	20.0	0.0	0.0	0.0	20.0
Deferred tax liability	65.3	0.0	0.0	0.0	65.3
Long-term liabilities	69.6	0.0	0.0	0.0	69.6
Shareholders’ equity (deficit)	(448.4)	217.8	1,204.9	(1,422.7)	(448.4)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,585.9	$472.2	$1,215.5	$(2,966.3)	$307.3

	March 31, 2011 (As Restated)
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$137.4	$0.2	$—	$—	$137.6
Restricted cash	34.5	—	—	—	34.5
Investment securities	57.2	—	—	—	57.2
Intercompany receivables	—	322.1	1,233.1	(1,555.2)	—
Inventory	0.2	0.8	—	—	1.0
Receivables, net and other current assets	10.9	36.3	—	—	47.2
Current assets held for sale	6.1	2.9	—	—	9.0

Total current assets	246.3	362.3	1,233.1	(1,555.2)	286.5

Property and equipment, less accumulated depreciation	67.5	0.1	—	—	67.6
Investment in subsidiaries	1,441.8	—	—	(1,441.8)	—
Investment securities	—	—	—	—	—
Intangible assets, net	—	150.9	—	—	150.9
Other assets	14.9	0.2	—	—	15.1
Noncurrent assets held for sale	30.3	14.3	—	—	44.6

Total Assets	$1,800.8	$527.8	$1,233.1	$(2,997.0)	$564.7

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current maturities of long-term debt	$85.4	$—	$—	$—	$85.4
Intercompany payable	1,311.5	243.7	—	(1,555.2)	—
Accounts payable and other current liabilities	102.2	46.2	26.7	—	175.1
Current liabilities associated with assets held for sale	—	—	2.5	—	2.5

Total current liabilities	1,499.1	289.9	29.2	(1,555.2)	263.0

Long-term debt, less current maturities	418.3	—	—	—	418.3
Warrant liability	108.6	—	—	—	108.6
Deferred tax liability	57.4	—	—	—	57.4
Long-term liabilities	95.2	—	—	—	95.2
Shareholders’ equity (deficit)	(377.8)	237.9	1,203.9	(1,441.8)	(377.8)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,800.8	$527.8	$1,233.1	$(2,997.0)	$564.7

Condensed Consolidating Statements of Operations

	Three Months Ended December 31, 2011
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$0.0	$3.7	$1.4	$0.0	$5.1
Cost of sales	(0.1)	0.3	0.0	0.0	0.2

Gross profit	0.1	3.4	1.4	0.0	4.9

Research and development	5.5	0.0	0.0	0.0	5.5
Selling and administrative	10.8	14.9	0.0	0.0	25.7

Operating expenses	16.3	14.9	0.0	0.0	31.2

Operating (loss) income	(16.2)	(11.5)	1.4	0.0	(26.3)

Change in warrant liability	0.6	0.0	0.0	0.0	0.6
Interest expense	9.5	0.0	0.5	0.0	10.0
Interest and other income	(0.9)	0.0	0.0	0.0	(0.9)

Total other expense	9.2	0.0	0.5	0.0	9.7

Loss from continuing operations before income taxes	(25.4)	(11.5)	0.9	0.0	(36.0)
Income tax provision (benefit)	1.8	0.0	0.0	0.0	1.8

Income (loss) from continuing operations	(27.2)	(11.5)	0.9	0.0	(37.8)

Equity in income (loss) of subsidiaries	(10.6)	0.0	0.0	10.6	0.0

Net (loss) income	$(37.8)	$(11.5)	$0.9	$10.6	$(37.8)

	Three Months Ended December 31, 2010
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$0.0	$3.5	$0.0	$0.0	$3.5
Cost of sales	0.0	0.4	0.0	0.0	0.4

Gross profit	0.0	3.1	0.0	0.0	3.1

Research and development	4.2	0.0	0.0	0.0	4.2
Selling and administrative	13.0	6.4	3.5	0.0	22.9

Operating expenses	17.2	6.4	3.5	0.0	27.1

Operating loss	(17.2)	(3.3)	(3.5)	0.0	(24.0)

Loss on extinguishment of debt	9.4	0.0	0.0	0.0	9.4
Change in warrant liability	1.5	0.0	0.0	0.0	1.5
Interest expense	4.0	0.0	0.1	0.0	4.1
Interest and other income	(0.2)	0.0	0.0	0.0	(0.2)

Total other expense	14.7	0.0	0.1	0.0	14.8

Loss from continuing operations before income taxes	(31.9)	(3.3)	(3.6)	0.0	(38.8)
Income tax provision (benefit)	6.1	0.0	(3.5)	0.0	2.6

Loss from continuing operations	(38.0)	(3.3)	(0.1)	0.0	(41.4)

Equity in income (loss) of subsidiaries	(2.3)	0.0	0.0	2.3	0.0

Net income (loss) from discontinued operations, net of tax	(7.5)	1.1	0.0	0.0	(6.4)

Net loss	$(47.8)	$(2.2)	$(0.1)	$2.3	$(47.8)

	Nine Months Ended December 31, 2011
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$0.0	$14.2	$1.4	$0.0	$15.6
Cost of sales	0.8	1.1	0.0	0.0	1.9

Gross profit (loss)	(0.8)	13.1	1.4	0.0	13.7

Research and development	12.1	0.0	0.0	0.0	12.1
Selling and administrative	39.2	48.7	0.0	0.0	87.9
Impairment charges	31.0	0.0	0.0	0.0	31.0

Operating expenses	82.3	48.7	0.0	0.0	131.0

Operating loss (income)	(83.1)	(35.6)	1.4	0.0	(117.3)

Change in warrant liability	(88.6)	0.0	0.0	0.0	(88.6)
Interest expense	28.7	0.0	0.7	0.0	29.4
Interest and other income	(3.2)	0.0	0.0	0.0	(3.2)

Total other (income) expense	(63.1)	0.0	0.7	0.0	(62.4)

Income (loss) from continuing operations before income taxes	(20.0)	(35.6)	0.7	0.0	(54.9)
Income tax provision	8.2	0.0	0.0	0.0	8.2

Income (loss) from continuing operations	(28.2)	(35.6)	0.7	0.0	(63.1)

Equity in income (loss) of subsidiaries	(25.7)	0.0	0.0	25.7	0.0

Net gain (loss) from discontinued operations, net of tax	(7.0)	9.1	0.1	0.0	2.2
Gain on sale of discontinued operations, net of tax	(8.8)	0.0	0.0	0.0	(8.8)

Net income (loss)	$(69.7)	$(26.5)	$0.8	$25.7	$(69.7)

	Nine Months Ended December 31, 2010
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$0.0	$10.5	$0.0	$0.0	$10.5
Cost of sales	0.3	1.3	0.0	0.0	1.6

Gross profit (loss)	(0.3)	9.2	0.0	0.0	8.9

Research and development	14.1	0.0	0.0	0.0	14.1
Selling and administrative	54.2	20.8	3.5	0.0	78.5

Operating expenses	68.3	20.8	3.5	0.0	92.6

Operating loss	(68.6)	(11.6)	(3.5)	0.0	(83.7)

Loss on extinguishment of debt	9.4	0.0	0.0	0.0	9.4
Change in warrant liability	1.5	0.0	0.0	0.0	1.5
Interest expense	8.2	0.0	0.2	0.0	8.4
Interest and other (income) expense	(3.4)	3.3	0.0	0.0	(0.1)

Total other expense	15.7	3.3	0.2	0.0	19.2

Loss from continuing operations before income taxes	(84.3)	(14.9)	(3.7)	0.0	(102.9)
Income tax provision	7.2	0.0	0.0	0.0	7.2

Loss from continuing operations	(91.5)	(14.9)	(3.7)	0.0	(110.1)

Equity in income (loss) of subsidiaries	(17.9)	0.0	0.0	17.9	0.0

Net loss from discontinued operations, net of tax	(7.5)	(1.8)	(10.3)	0.0	(19.6)
Gain on sale of discontinued operations, net of tax	0.0	0.0	12.8	0.0	12.8

Net loss	$(116.9)	$(16.7)	$(1.2)	$17.9	$(116.9)

Condensed Consolidating Statements of Cash flows

	Nine Months Ended December 31, 2011
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(69.7)	$(26.5)	$0.8	$25.7	$(69.7)
Adjustments to reconcile net income (loss)
Equity in loss of subsidiary	25.7	0.0	0.0	(25.7)	0.0
Depreciation and amortization	2.9	15.1	0.0	0.0	18.0
Change in warrant liability	(88.6)	0.0	0.0	0.0	(88.6)
Impairment of assets	31.0	0.0	0.0	0.0	31.0
Other	16.8	0.0	0.0	0.0	16.8
Receivables, excluding intercompany	61.3	(34.2)	0.0	0.0	27.1
Inventory	(3.6)	(0.4)	0.0	0.0	(4.0)
Income taxes	(1.0)	0.0	0.0	0.0	(1.0)
Accounts payable and accrued liabilities	(1.1)	(28.9)	(18.6)	0.0	(48.6)
Other assets and liabilities, net	(94.8)	74.9	17.8	0.0	(2.1)

Net cash used in operating activities	(121.1)	0.0	0.0	0.0	(121.1)

Investing activities:
Proceeds from sale of business/assets, net of fees	53.1	0.0	0.0	0.0	53.1
Other investing activities, net	17.6	0.0	0.0	0.0	17.6

Net cash provided by investing activities	70.7	0.0	0.0	0.0	70.7

Financing Activities
Payments on long-term debt	(1.8)	0.0	0.0	0.0	(1.8)

Net cash used in financing activities	(1.8)	0.0	0.0	0.0	(1.8)

Effect of foreign exchange rate changes	(0.2)	0.0	0.0	0.0	(0.2)

Increase (decrease) in cash and cash equivalents	(52.4)	0.0	0.0	0.0	(52.4)

Cash and cash equivalents beginning of year	137.4	0.2	0.0	0.0	137.6

Cash and cash equivalents end of year	$85.0	$0.2	$0.0	$0.0	$85.2

	Nine Months Ended December 31, 2010
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(116.9)	$(16.7)	$(1.2)	$17.9	$(116.9)
Adjustments to reconcile net income (loss)
Equity in loss of subsidiary	17.9	0.0	0.0	(17.9)	0.0
Depreciation and amortization	13.0	0.0	0.0	0.0	13.0
Change in warrant liability	1.5	0.0	0.0	0.0	1.5
Loss on extinguishment of debt	9.4	0.0	0.0	0.0	9.4
Impairment of assets	1.9	0.0	0.0	0.0	1.9
Other	(13.2)	0.0	0.0	0.0	(13.2)
Changes in assets and liabilities
Receivables, excluding intercompany	(32.1)	11.8	18.8	0.0	(1.5)
Inventory	(3.6)	0.3	0.0	0.0	(3.3)
Income taxes	1.4	0.0	0.0	0.0	1.4
Accounts payable and accrued liabilities	(40.3)	4.4	13.3	0.0	(22.6)
Other assets and liabilities, net	36.9	0.1	(30.9)	0.0	6.1

Net cash used in operating activities	(124.1)	(0.1)	0.0	0.0	(124.2)

Investing activities:
Proceeds from sale of business/assets, net of fees	34.7	0.0	0.0	0.0	34.7
Other investing activities, net	4.6	0.0	0.0	0.0	4.6

Net cash provided by investing activities	39.3	0.0	0.0	0.0	39.3

Financing Activities
Principle payment on long-term debt	(22.3)	0.0	0.0	0.0	(22.3)
Proceeds from issuance of debt	80.4	0.0	0.0	0.0	80.4
Other financing activities, net	(2.1)	0.0	0.0	0.0	(2.1)

Net cash provided by financing activities	56.0	0.0	0.0	0.0	56.0

Effect of foreign exchange rate changes	(0.1)	0.0	0.0	0.0	(0.1)

Increase (decrease) in cash and cash equivalents	(28.9)	(0.1)	0.0	0.0	(29.0)

Cash and cash equivalents beginning of year	60.5	0.2	0.0	0.0	60.7

Cash and cash equivalents end of year	$31.6	$0.1	$0.0	$0.0	$31.7

19. Impairment Charges

During the second quarter of fiscal year 2012, we completed the sale of the generics business and as a result, we evaluated our remaining long-lived assets for impairment.

The Company assesses the impairment of its assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The factors that the Company considers in its assessment include the following: (1) significant underperformance of the assets relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business; (3) significant negative industry or economic trends; and (4) significant adverse changes as a result of legal proceedings or governmental or regulatory actions. Certain significant events occurred in the three months ended September 30, 2011 and subsequent to September 30, 2011 that indicate that the carrying value of certain assets as of September 30, 2011 may not be recoverable. These events include: (a) the divestiture of our generics business (see Note 14—“Divestitures”); (b) the preliminary evaluation by the Company to sell or lease certain facilities that were retained by the Company following the divestiture of our generics business; and (c) the Company completely outsources the manufacturing of the products it sells and it is unlikely that it will re-engage in manufacturing its own products.

Based on the events described above, the Company determined the need to assess the recoverability of certain of its facilities. Based on the Company’s analysis, the Company recorded a $31.3 impairment charge during the quarter ended September 30, 2011. The impairment charge of $31.3 reflected charges of $31.0 for continuing operations and $0.3for discontinued operations. The Company did not note any triggering events that would cause a need for an impairment analysis during the quarter ended December 31, 2011.

20. Subsequent Event

As discussed in Note 5—“Acquisition” the Company entered into the Original Makena® Agreement dated January 16, 2008 with Hologic, for the purchase of the worldwide rights to Makena® and certain related assets. Additionally, the Company on January 8, 2010, entered into a first amendment to the Original Makena® Agreement. The Company entered into a second amendment to the Original Makena® Agreement on February 4, 2011. The Original Makena® Agreement was subsequently amended in a third amendment dated February 10, 2011, a fourth amendment dated March 10, 2011 and a fifth amendment dated April 27, 2011, in connection with the transfer of certain assets and the assignment of certain related agreements.

As previously disclosed in the Current Report on Form 8-K filed by the Company on January 17, 2012, on January 17, 2012, the Company entered into Amendment No. 6 to the Original Makena® Agreement. In connection with and upon execution of Amendment No. 6, the Company made a payment of $12.5 million to Hologic, which payment prior to Amendment No. 6 was scheduled to be made on February 4, 2012. Amendment No. 6 also provides that any Royalty Amount (as such term is defined in the Original Makena® Agreement, as amended) payable in respect of Net Sales (as such term is defined in the Original Makena® Agreement, as amended) of Makena® for the period beginning on February 4, 2012 and ending on August 4, 2012, shall be accrued but not become payable to Hologic until the earlier to occur of: (1) March 16, 2015; or (2) the occurrence of an Event of Default under the Indenture governing the Senior Notes (as the same may be amended from time to time).

Following the $12.5 payment made on January 17, 2012, the Company is not required to make any additional payments to Hologic until August 4, 2012, in accordance with the payment schedules provided for in the Original Makena® Agreement, as amended.

The description of Amendment No. 6 set forth above is qualified in its entirety by reference to the actual terms of Amendment No. 6.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis and the other sections of this Quarterly Report on Form 10-Q (“Report”) should be read in conjunction with the accompanying consolidated financial statements and notes thereto. Except for historical information, the statements in this discussion and elsewhere in the report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, including financial, business environment and projections, as well as statements that are preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “should” or similar expressions, and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including without limitation, statements regarding the Company’s expectations, goals, beliefs, intentions and the like regarding future sales, earnings, restructuring charges, cost savings, capital expenditures, acquisitions and other matters. These statements involve assumptions regarding the Company’s operations, investments, acquisitions and conditions in the markets the Company serves.

These risks, uncertainties and other factors are discussed in this Report under Part I, “CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS” and Part II, Item 1A—“Risk Factors”. In addition, the following discussion and analysis of financial condition and results of operations, should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2011 (“2011 Form 10-K/A”). Information provided herein for periods after December 31, 2011 is preliminary. As such, this information is not final or complete, and remains subject to change, possibly materially.

Overview

Unless the context otherwise indicates, when we use the words “we,” “our,” “us,” “our Company” or “KV” we are referring to K-V Pharmaceutical Company and its wholly-owned subsidiaries, including Ther-Rx Corporation (“Ther-Rx”), K-V Generic Pharmaceuticals, Inc. (“K-V Generic”) (formerly known as Nesher Pharmaceuticals, Inc ) and ETHEX Corporation (“ETHEX”). Unless otherwise noted, when we refer to a specific fiscal year, we are referring to our fiscal year that ended on March 31 of that year. (For example, fiscal year 2011 refers to the fiscal year ended March 31, 2011.)

We are a specialty branded pharmaceutical company with a primary focus in the area of women’s healthcare. We conduct our branded pharmaceutical operations through Ther-Rx. Previously, we conducted our generic/non-branded pharmaceutical operations through ETHEX, which focused principally on technologically-distinguished generic products prior to the cessation of its operations on March 2, 2010 and its dissolution on December 15, 2010. Through PDI, divested in June 2010, we developed, manufactured and marketed technologically advanced, value-added raw material products for the pharmaceutical industry and other markets. In May 2010, we formed a wholly-owned subsidiary, K-V Generic, to operate as the sales and marketing company for our generic products. In August 2011, we sold substantially all of the assets of K-V Generic and the Company’s generic products business to Zydus Pharmaceuticals (USA), Inc. and its subsidiary Zynesher Pharmaceuticals (USA) LLC (collectively, the “Buyer”).

As a result of the decision by the Company to sell PDI, the Company entered into an Asset Purchase Agreement selling to the Purchaser certain assets associated with the business of PDI. Additionally, the Company sold intellectual property and other assets related to our Sucralfate ANDA. The Company completed the sales of these assets on June 2, 2010 and May 7, 2010, respectively.

As more fully described in our 2011 Form 10-K/A certain events occurred during fiscal years 2009 through 2011 which had a material adverse effect on our financial results for the fiscal year ended March 31, 2011 and continue to have an effect for the three-and nine-month periods ended December 31, 2011.

On February 3, 2011, we were informed that the U.S. Food and Drug Administration (“FDA”) granted approval for Makena®. The Company has contracted with a third party to manufacture Makena®.

We continue to work closely with third party manufacturers and the FDA to return Clindesse® and Gynazole-1® to the market.

Workforce Reduction and Cost Conservation Actions

On March 31, 2011, the size of our workforce was 274 employees (excluding employees associated with our divested generics business), including 97 sales representatives that worked for us through a contract sales organization. On December 31, 2011, our workforce consisted of 211 employees including 77 sales representatives that worked for us through a contract sales organization. On January 16, 2012, 76 outside sales representatives were converted to full time employees. The past reductions in our workforce were a part of our efforts to reduce our operating costs and conserve our financial resources.

Makena®

Since the initial shipment of vials of Makena® in March 2011, Ther-Rx has tracked and accumulated the following key performance metrics (all information is cumulative through January 31, 2012):

•	Approximately 7,900 vials have been shipped to Ther-Rx customers of which approximately 6,500 vials have subsequently been distributed to doctors and patients.

•

As part of Ther-Rx’s commitment to patient access, we have also provided approximately 1,200 additional vials at little or no patient out-of-pocket cost through our patient assistance program for use by patients who have demonstrated financial need.

•	Approximately 6,000 patient referrals from over 3,500 prescribers have been made to the Makena Care Connection™, of which approximately:

•	Approximately 3,700 patients have initiated treatment or are in the enrollment phase or are pending insurance approval and treatment initiation.

•

The remaining balance of these referrals (approximately 2,300) did not lead to filled Makena® prescriptions for a variety of reasons including: not meeting the labeled indication, some of which were because the patient was outside the treatment initiation window and others who did not have the proper obstetric history or were pregnant with multiples; cancellation prior to completion of the insurance benefits verification process either by prescribers or patients for unspecified reasons; or not receiving positive insurance coverage, most of which were referrals for Medicaid patients. Since launch, approximately 38% of total referrals did not lead to a filled prescription. We believe we have seen improvement in this performance metric as a result of our continued initiatives to improve patient access. For the month of January, approximately 28% of total referrals did not lead to a filled prescription.

•	Over 250 payers, both commercial and Medicaid, have reimbursed Makena®;

•

We currently have signed contracts with four major commercial insurers that we estimate cover approximately 50 million lives. We also have signed contracts with four of the top ten pharmacy benefit managers (PBMs) who cover more than 150 to 175 million lives, including the top three. Additionally, at least 19 states have reimbursed Makena® and we have signed Makena® rebate contracts with three states and two Managed Medicaid plans covering over 5 million fee-for-service and Managed Medicaid lives. Ther-Rx is continuing to work with commercial insurance programs and state Medicaid agencies to increase coverage of or access to Makena®. These ongoing discussions include negotiations regarding rebates designed to provide reduced net cost to payers.

•	Current data indicates patient co-pays are averaging approximately $10 per injection, the same or less cost than those typically associated with compounded 17P formulations.

The above information on the results and trends for Makena® represents early launch and marketing data accumulated by the Company for the period from product launch in March 2011 through January 31, 2012. Until such time as the issues surrounding the competitive environment within the marketplace in which Makena® participates are resolved, the Company can provide no assurances that these trends will continue, nor can it provide expectations as to the rate of improvement, if any.

Other Developments

On October 13, 2011, the American College of Obstetricians and Gynecologists (ACOG) and Society for Maternal-Fetal Medicine (SMFM) issued an information update on compounded 17P that ensures healthcare providers, patients, and the payer community have the facts regarding FDA-approved Makena®. The information update emphasized that previous ACOG and SMFM statements regarding Makena® were not intended to be used by private or public payers as a basis for interfering with the medical judgment of healthcare providers or denying patient access to Makena®. It also stated that physicians should understand the inherent differences between an FDA-approved manufactured product and a compounded preparation, and that ACOG and SMFM’s previous statements were not meant to suggest that Makena® and compounded 17P are identical products.

On November 8, 2011, the FDA issued a statement on Makena® acknowledging it has received information from the Company regarding the potency and purity of samples of bulk hydroxyprogesterone caproate APIs and compounded hydroxyprogesterone caproate products. FDA stated, “According to the analysis of this information provided by the Company, there is variability in the purity and potency of both the bulk APIs and compounded hydroxyprogesterone caproate products that were tested.” The agency has begun its own sampling and analysis of compounded hydroxyprogesterone products and the bulk APIs used to make them. In FDA’s statement, the agency “reminds healthcare providers and patients that before approving the Makena® new drug application, FDA reviewed manufacturing information, such as the source of the active pharmaceutical ingredient (API) used by the manufacturers, proposed manufacturing processes and the firm’s adherence to current good manufacturing practice. Therefore, as with other approved drugs, greater assurance of safety and effectiveness is generally provided by the approved product than by a compounded product.”

The Company issued a news release on November 8, 2011, regarding the research cited in the FDA’s statement. In the release, the Company noted that testing conducted by independent laboratories, commissioned by Ther-Rx Corporation, shows that multiple samples of both compounded 17P drug formulations and API that may be used in compounded 17P failed to meet certain established standards for potency and purity. Research commissioned by the Company also shows that the API used in compounded 17P formulations originates primarily from facilities in China that are neither registered with, nor inspected by, the FDA.

Results of Operations

Net Revenues

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
($ in millions):	2011	2010	$	%	2011	2010	$	%

Total net revenues	$5.1	$3.5	$1.6	45.7%	$15.6	$10.5	$5.1	48.6%

Net revenues for the three months ended December 31, 2011 increased $1.6 million, or 45.7%, compared to the three months ended December 31, 2010. Overall, net revenues primarily consist of sales of Makena® and Evamist®. Net revenues increased due to Makena®, which we began shipping during the fourth quarter of fiscal year 2011. During the quarter ended December 31, 2011, we recognized $1.1 million of net revenue for sales of Makena® and we shipped approximately 500 vials of Makena®. Net revenues from Evamist® were approximately $2.5 million or 6% lower than the three months ended December 31, 2010. The increase in total net revenue for the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010, was due to sales of Makena®. Net revenues from Evamist® were approximately $8.2 million or 17% lower than the nine months ended December 31, 2010 resulting primarily from the timing of product shipments in the prior year. Other net revenues of $1.5 million and $1.7 million for the three and nine months ended December 31, 2011, respectively, consisted of royalties and revenue reserve adjustments.

Gross Profit

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
($ in millions):	2011	2010	$	%	2011	2010	$	%

Total gross profit	$4.9	$3.1	$1.8	58.1%	$13.7	$8.9	$4.8	53.9%

The increase in gross profit in the three and nine months ended December 31, 2011 compared to December 31, 2010 was primarily related to sales of Makena®, which began shipping in the fourth quarter of fiscal year ended March 31, 2011, partially offset by a decrease in sales of Evamist® due to timing of product shipments in the prior year.

Research and Development

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
($ in millions):	2011	2010	$	%	2011	2010	$	%

Research and development	$5.5	$4.2	$1.3	31.0%	$12.1	$14.1	$(2.0)	(14.2)%

Research and development expenses consisted primarily of costs related to Makena®. The increase in research and development expense for the three-month period ended December 31, 2011 was due to the on-going clinical testing of Makena®. The decrease in research and development expense in the current year-to-date period compared to the nine-month period ended December 31, 2010 was primarily due to lower personnel costs associated with the reduction in our work force, partially offset by higher costs associated with the testing of Makena®.

Selling and Administrative

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
($ in millions):	2011	2010	$	%	2011	2010	$	%

Selling and administrative	$25.7	$22.9	$2.8	12.2%	$87.9	$78.5	$9.4	12.0%

The increase in selling and administrative (S&A) expense for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 resulted primarily from the net impact of the following:

•	$4.5 million increase in sales and marketing expense primarily related to Makena®, including the expansion of our sales force upon the approval of Makena®;

•

Included in selling and administrative expenses was amortization expense of $5.0 million and $0.8 million for the three months ended December 31, 2011 and December 31, 2010, respectively. The $4.2 million increase in amortization expense was due to the amortization of Makena® product rights, which were acquired in February 2011;

•	$4.3 million decrease in professional fees primarily due to lower legal and compliance related costs; and

•	$1.6 million decrease in personnel related expenses primarily due to a decrease in the number of non-sales force employees and other outside services.

The increase in S&A for the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010 resulted primarily from the net impact of the following:

•	$15.2 million increase in sales and marketing expense primarily related to Makena®, including the expansion of our sales force upon the approval of Makena®;

•

Included in selling and administrative expenses was amortization expense of $15.0 million and $2.3 million for the nine months ended December 31, 2011 and December 31, 2010, respectively. The $12.7 million increase in amortization expense was due to the amortization of Makena® product rights;

•

Included in S&A expenses was litigation and governmental inquiries expense of $8.6 million for the nine months ended December 31, 2010. The $8.6 million expense was due to a HHS OIG matter during the nine months ended December 31, 2010;

•	$8.7 million decrease in personnel related expenses primarily due to a decrease in the number of non-sales force employees; and

•	$1.2 million decrease in other S&A categories which was primarily due to a decrease in professional fees.

Asset Impairment

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
($ in millions):	2011	2010	$	%	2011	2010	$	%

Impairment	$0.0	$0.0	$0.0	0.0%	$31.0	$0.0	$31.0	N/A

The Company assesses the impairment of its assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The factors that the Company considers in its assessment include the following: (1) significant underperformance of the assets relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business; (3) significant negative industry or economic trends; and (4) significant adverse changes as a result of legal proceedings or governmental or regulatory actions. Certain significant events occurred in the three months ended September 30, 2011 that indicated that the carrying value of certain assets as of September 30, 2011 may not be recoverable. These events include: (a) the divestiture of our generics business (see Note 14—“Divestitures”—of the Notes to the Consolidated Financial statements in this report); (b) the evaluation by the Company of certain facilities that were retained by the Company following the divestiture of our generics business; and (c) the Company completely outsourcing the manufacturing of the products it sells.

Based on the events described above, the Company determined the need to assess the recoverability of certain of its facilities and machinery and equipment previously used in manufacturing operations. Based on the Company’s analysis, the Company recorded a $31.0 million impairment charge during the quarter ended September 30, 2011.

Extinguishment of Debt

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
($ in millions):	2011	2010	$	%	2011	2010	$	%

Loss on extinguishment of debt	$0.0	$9.4	$(9.4)	(100.0)%	$0.0	$9.4	$(9.4)	(100.0)%

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

Change in Warrant Liability

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
($ in millions):	2011	2010	$	%	2011	2010	$	%

Change in warrant liability	$0.6	$1.5	$(0.9)	(60.0)%	$(88.6)	$1.5	$(90.1)	(6,006.7)%

The loss on Warrants for the three months ended December 31, 2011 resulted from an increase in the estimated fair value of the Warrants and a resulting increase in the warrant liability. The gain on warrants during the nine months ended December 31, 2011 resulted from a decrease in the estimated fair value of the warrants and a resulting decrease in the warrant liability.

Interest Expense, net and other

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
($ in millions):	2011	2010	$	%	2011	2010	$	%

Interest expense, net and other	$9.1	$3.9	$5.2	133.3%	$26.2	$8.3	$17.9	215.7%

Interest expense, net and other includes interest expense, interest income and other income and expense items. The increase in interest expense, net and other for the three and nine months ended December 31, 2011 compared to the three and nine months ended December 31, 2010 resulted primarily from the increase in borrowings by the Company, offset by a realized gain of $3.0 million from the sale of our ARS in the nine months ended December 31, 2011.

Income Tax Provision

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
($ in millions):	2011	2010	$	%	2011	2010	$	%

Income tax provision (benefit)	$1.8	$2.6	$(0.8)	(30.8)%	$8.2	$7.2	$1.0	13.9%
Effective tax rate	(5.0)%	(6.7)%			(14.9)%	(7.0)%

The provision for income taxes for the three and nine months ended December 31, 2011 and December 31, 2010 was primarily due to the timing of certain deferred tax liabilities which are not scheduled to reverse within the applicable carry forward periods for deferred tax assets. A valuation allowance was recorded in both periods that offset the tax benefit associated with the net taxable loss reported.

Discontinued Operations

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
($ in millions):	2011	2010	$	%	2011	2010	$	%

Income (loss) from discontinued operations	$0.0	$(6.4)	$6.4	(100.0)%	$2.2	$(19.6)	$21.8	(111.2)%

Gain (loss) on sale of discontinued operations	$0.0	$0.0	$0.0	0.0%	$(8.8)	$12.8	$(21.6)	(168.8)%

During the fourth quarter of fiscal year 2011, we committed to a plan to divest the generics business and in August 2011, we completed the sale. During the fourth quarter of fiscal year 2009, our Board authorized management to sell PDI, our specialty materials segment (see Note 14—“Divestitures,” of the Notes to Consolidated Financial Statements in this Report for more information regarding the sales of PDI and the generics business). Therefore, we have segregated PDI and the generics business operating results and presented them separately as discontinued operations for all periods presented. Losses during the quarter ended December 31, 2010 were due to the fact that the Company was not able to produce product under the terms of the consent decree until the quarter ended September 30, 2010 when the Company received approval from the FDA to begin shipping Potassium Chloride ER. The income from discontinued operations earned in the nine months ended December 31, 2011 was a result of our ability to ship the Potassium Chloride ER. In addition to the above, the Company sold the generics business during the three months ended September 30, 2011 and recognized a net loss on the sale of $8.8 million on the Consolidated Statement of Operations of which approximately $7.5 million was recorded as deferred income on the Consolidated Balance Sheet. The amount treated as deferred income may be recognized as a gain in a future period, subject to the satisfaction of certain post-closing conditions. The Company sold PDI on June 2, 2010 and recognized a gain of $5.9 million, net of tax. Also, the Company recognized a $6.9 million gain, net of tax, in May 2010 from the sale of a Sucralfate ANDA.

Liquidity and Capital Resources

Cash and cash equivalents and working capital (deficiency) were $85.2 million and $(25.4) million, respectively, at December 31, 2011, compared to $137.6 million and $23.5 million, respectively, at March 31, 2011. Working capital is defined as total current assets minus total current liabilities. Working capital decreased primarily due to decreases in cash and cash equivalents of $52.4 million, investment securities of $57.2 million and receivables of $31.3 million, offset by decreases in accrued liabilities of $9.7 million, accounts payable of $15.1 million and current maturities of long-term debt of $54.2 million. The decrease in accounts payable was primarily due to timing of payments to our vendors. The decrease in current maturities of long-term debt was a result of the reclassification of our mortgage loan from a current liability at March 31, 2011 to long-term debt at December 31, 2011 and the decrease of restricted cash was a result of interest expense paid in September 2011 related to the Senior Notes. Decrease in investment securities related to sale of our action rate securities. Decrease in accounts receivable was due to collection of balance from our customers.

Operating activities:

For the nine months ended December 31, 2011, net cash used in operating activities of $121.1 million resulted primarily from a net loss of $69.7 million, a non-cash change in the Company’s warrant liability, a non-cash impairment charge, decreases in accounts payable and accrued liabilities, increases in inventory and changes in other assets and liabilities, net offset by collection of receivables.

For the nine months ended December 31, 2010, net cash used in operating activities of $124.2 million resulted primarily from decreases in accounts payable and accrued liabilities which was primarily driven by recall-related costs (including product costs, product returns, failure to supply claims and third-party processing fees) processed in the current year and the decline in sales-related reserves that are classified as accrued liabilities which was primarily driven by the cessation of all of our manufacturing operations, which occurred in the fourth quarter of fiscal 2009. In addition, we reported a net loss of $116.9 million, adjusted for non-cash items, which was partially offset by the receipt of tax refunds and the decrease in receivables, net.

Investing activities:

For the nine months ended December 31, 2011, net cash flow provided by investing activities of $70.7 million related primarily to proceeds received from the divestiture of our generics business and the decrease in restricted cash to pay interest.

For the nine months ended December 31, 2010, net cash flow provided by investing activities of $39.3 million included the $11.0 million cash proceeds from the sale of Sucralfate and $22.0 million, net of fees and the amount held in escrow, related to the sale of PDI.

Financing activities:

For the nine months ended December 31, 2011, net cash used in financing activities of $1.8 million resulted from the repayment of debt.

For the nine months ended December 31, 2010, net cash provided by financing activities of $56.0 million resulted primarily from loan proceeds of $80.4 million received from U.S. Healthcare offset by payment of debt.

During the quarter ended September 30, 2011, the Company reacquired and then sold the remainder of its ARS, netting approximately $2.5 million above its cost basis. (See Note 7—“Investment Securities,” of the Notes to the Consolidated Financial Statements included in this Report for more information regarding the settlement agreement and the proceeds received in connection therewith.)

Our debt balance, net of original issue discount and including current maturities, was $450.5 million at December 31, 2011, compared to $503.7 million at March 31, 2011. The decrease in the debt balance reflected a $52.4 million reduction of our collateralized obligations related to ARS at December 31, 2011 from March 31, 2011.

In September 2010, we entered into an agreement with U.S. Healthcare for a loan of $20.0 million which was subsequently retired in November 2010 when we entered into a new agreement with U.S. Healthcare for a senior secured debt financing package for up to $120 million which was subsequently amended in January 2011 and again in March 2011. In March 2011, the Company repaid in full all the remaining obligations with U.S. Healthcare and terminated the future loan commitments. (See Note 12—“Long-Term Debt” for a description of the private placement of $225.0 million aggregate principal amount of the Senior Notes, a portion of the proceeds of which were used to repay the loan obligations with U.S. Healthcare.)

On February 17, 2011, the Company completed a transaction with a group of institutional investors that raised approximately $32.3 million of gross proceeds from a private placement of 9.95 million shares of its Class A Common Stock at $3.25 per share. The Company used $20.0 million of the proceeds to repay certain outstanding amounts and other outstanding obligations under its credit agreement with U.S. Healthcare. The remaining amount is being used for the launch of Makena®, payment of expenses associated with the transaction and general corporate purposes.

On March 17, 2011, the Company completed the offering and sale of the Senior Notes. The Senior Notes bear interest at an annual rate of 12% , payable semiannually in arrears on March 15 and September 15 of each year, commencing September 15, 2011. Due to the timing of filing a registration statement for an exchange offer to holders of Senior Notes, the interest rate was 12.25% per annum during the period from July 1, 2011 to July 11, 2011. The Senior Notes will mature March 15, 2015. After an original issue discount of 3%, the Company received proceeds of $218.3 million which were used to fund a first-year interest reserve totaling $27.0 million (reflected as restricted cash on the balance sheet), repay all existing obligations to U.S. Healthcare totaling approximately $61.1 million and pay fees and expenses associated with the offering of the Senior Notes of approximately $10.0 million. In September 2011, $13.4 million of the interest reserve was used to make the first semiannual interest payment. In connection with the financing, the Company also terminated all future loan commitments with U.S. Healthcare. The remaining proceeds, totaling approximately $120.0 million are being used for general corporate purposes, including the launch of Makena®. The Senior Notes were offered only to accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended (see Note 12—“Long-Term Debt,” of the Notes to Consolidated Financial Statements in this Report for a description of the Senior Notes).

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

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (1) our ability to address actions taken by the U.S. Food and Drug Administration (the “FDA”), the Center for Medicare and Medicaid Services (“CMS”) and state Medicaid agencies that compromise the orphan drug exclusivity for Makena®; (2) our ability to obtain future revenues from sales of Makena® sufficient to meet our future needs and expectations; (3) the timing and number of approved products we plan to reintroduce to the market and the related costs; (4) the possibility that we may need to obtain additional capital despite the proceeds from the offering of the 12% Senior Secured Notes due 2015 (“Senior Notes”) in March 2011, the equity we were able to issue in February 2011 and the proceeds from the divestiture of our generics business; (5) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 16—“Commitments and Contingencies;” and (6) our ability to comply with debt covenants. Our assessment was further affected by our fiscal year 2011 net loss of $271.7 and our net loss of $69.7 for the nine months ended December 31, 2011, which includes a non-cash gain of $88.6 related to warrants offset by a non-cash impairment of $31.0 related to our fixed assets. Excluding the non-cash gain and impairment, our net loss would have been $127.3 for the nine months ended December 31, 2011. For periods subsequent to December 31, 2011, we expect losses to continue, because we are unable to generate any significant revenues until we are able to generate significant sales of Makena® which was approved by the FDA in February 2011 and which we began shipping in March 2011 and also begin selling more of our other products. We have continued to ship Evamist®, which is manufactured for the Company by a third party. We are continuing to work with our contract manufacturers to prepare Clindesse® and Gynazole-1® for FDA inspection and now expect to resume shipping these products during the first half of fiscal 2013. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to increase market share of Makena®. If we are not able to obtain the FDA’s approval to resume distribution of more of our approved products in a timely manner and at a reasonable cost, or if revenues from the sale of approved products introduced or reintroduced into the market place prove to be insufficient, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to successfully address the factors discussed above. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with reintroducing approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition and retention of the rights to Makena® (see Note 5—“Acquisition” ), debt service costs, the financial obligations pursuant to the plea agreement, costs associated with our legal counsel and consultant fees, as well as the significant costs associated with the steps taken by us in connection with litigation and governmental inquiries. If our contract manufacturers are not able to obtain the FDA’s clearance to resume distribution of Clindesse® and Gynazole-1® in a timely manner and at a reasonable cost and/or if we are unable to successfully commercialize Makena®, and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 16—“Commitments and Contingencies,” our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, we are focused on the following: (1) addressing actions taken by the FDA, CMS and state Medicaid agencies that compromise the orphan drug exclusivity for Makena®; (2) the continued commercial launch of Makena®; (3) meeting the requirements of the consent decree; (4) the reintroduction of Clindesse® and Gynazole-1® to the market; and (5) pursuing various means to minimize operating costs and increase cash. Since December 31, 2010, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirements from a $32.3 private placement of Class A Common Stock in February 2011, from the sale of $225.0 million principal amount of Senior Notes in March 2011 (which were used, in part, to repay all existing obligations under the agreement with U.S. Healthcare) (see Note 12—“Long-Term Debt” for a description of the Senior Notes) and $60.5, including $7.5 held in escrow, from the divestiture of our generics business. While the cash proceeds received to date were sufficient to meet near-term cash requirements, we are pursuing ongoing efforts to increase cash, including the continued implementation of cost savings and the return of certain additional approved products to market in a timely manner. We cannot provide assurance that we will be able to realize additional cost reductions from reducing our operations, that some or many of our approved products can be returned to the market in a timely manner, that our approved products will return to the market in the near term, or at all, or that we can obtain additional cash through asset sales, the issuance of additional debt or the sale of equity or the successful commercial launch of Makena®. If we are unsuccessful in our efforts to address the actions taken by the FDA, CMS and state Medicaid agencies that compromise the orphan drug exclusivity for Makena®, increase sales of Makena®, return certain products to market at adequate levels, or to sell assets or raise additional equity, we may be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

In June 2011, we entered into an agreement to sell the generics business and in August 2011, we completed the sale. In June 2010, we sold our PDI business. The sale of a business involves a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and earnings associated with the divested business, and the disruption of operations in the affected business. In addition, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources. Inability to manage the post-separation transition arrangements could adversely affect our business, financial condition, results of operations and cash flows.

Current and Anticipated Liquidity Position

At December 31, 2011, we had approximately $85 million in cash and cash equivalents and approximately $22 million in restricted cash. During the quarter ended December 31, 2011, we had total cash inflows of approximately $10 million, which included approximately $5 million attributed to the collection of customer receivables and approximately $5 million attributed to the monetization of certain assets.

Our cash expenditures during the quarter ended December 31, 2011 were approximately $46 million, which included approximately $30 million in operating expenses, approximately $6 million in customer allowances, approximately $4 million in debt service payments, approximately $4 million in legal settlements, and approximately $2 million in inventory purchases. For the aforementioned cash operating expenses, we estimate that approximately $4 million to $5 million was due to the timing of the payment of operating expenses associated with our divestiture of the generics business as well as certain other expenses related to services incurred in the prior quarter.

We project that our cash and cash equivalents at March 31, 2012 will be in the range of $40 million to $50 million and our restricted cash balance will be approximately $8 million. We estimate that during the quarter ending March 31, 2012, we will generate cash of $6 million to $8 million from the collection of customer receivables and the monetization of certain assets. We estimate that our total cash expenditures will be approximately $55 million to $60 million, which includes approximately $13.5 million of payments from restricted cash for interest expense on the Senior Notes. Of the remaining cash expenditures, we estimate ongoing operating expenditures of approximately $23 million to $27 million, customer allowances of approximately $2 million to $3 million, debt service of approximately $1 million to $2 million, and inventory and other purchases of approximately $ 4 million to $5 million. In addition, a $12.5 million milestone payment was made to Hologic on January 17, 2012 in accordance with Amendment No. 6, as more fully described in Note 20-“Subsequent Event” of the Notes to the Consolidated Financial Statements in Part I of this report.

Our future cash inflows for periods beyond March 31, 2012 are expected to be derived primarily from sales of Makena® and Evamist®. We also expect to return Clindesse® and Gynazole-1® to the market during the first half of fiscal 2013. However, we are currently unable to estimate the amount or timing of collections from sales of our products for periods beyond March 31, 2012.

We continuously review our projected cash expenditures and are evaluating measures to continue reducing expenditures on an ongoing basis. In addition, a top priority is to maintain and attempt to increase our limited cash and financial resources. As a result, if we determine that our current goal of returning our approved products to market is likely to be significantly delayed, we may decide, in addition to selling certain of our assets, to further reduce our operations or to significantly curtail some or all of our efforts to return our approved products to market. Such decision would be made based on our ability to manage our near-term cash obligations, to obtain additional capital through asset sales and/or external financing and to expeditiously meet the consent decree requirements and return our approved products to market. We also expect to evaluate other alternatives available to us in order to increase our cash balance.

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

Revenue Recognition

Revenue is generally realized or realizable and earned when persuasive evidence of an arrangement exists, the customer’s payment ability has been reasonably assured, title and risk of ownership have been transferred to the customer, and the seller’s price to the buyer is fixed or reasonably determinable. When these conditions have not been met, revenue is deferred and reflected as a liability on the consolidated balance sheet until any uncertainties or contingencies have been resolved. We also enter into long-term agreements under which we assign marketing rights for products we have developed. Royalties under these arrangements are earned based on the sale of products.

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

The following table reflects the nine months ended December 31, 2011 activity for each accounts receivable reserve (in millions):

	Beginning Balance	Current Provision Related to Sales Made in the Current Period	Actual Returns or Credits in the Current Period	Ending Balance

Nine Months Ended December 31, 2011
Accounts Receivable Reserves:
Chargebacks	$2.9	$0.0	$(2.7)	$0.2
Cash discounts and other allowances	1.0	0.3	(0.2)	1.1
Liabilities:
Sales rebates	1.1	4.1	(1.9)	3.3
Sales returns	4.8	0.0	(2.2)	2.6
Medicaid rebates	6.9	0.1	(1.3)	5.7
Product recall returns	3.1	0.0	(0.1)	3.0
Failure to supply claims	10.0	0.0	(9.7)	0.3
Price protection	25.8	0.0	(25.6)	0.2
Other	0.7	1.4	(0.5)	1.6

Total	$56.3	$5.9	(44.2)	18.0

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

The decrease in the accounts receivable and accrued liability reserves of $38.3 million from March 31, 2011 was primarily the result of applying credits owed to our customers associated with price protection related to Makena® and the settlement with CVS concerning the failure to supply claim. In April 2011, the list price of Makena® was decreased from $1,500 per injection to $690 per injection.

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

During the assessment as of September 30, 2011, management identified certain events that were indicative of impairment. See additional discussion in Note 19—“Impairment Charges,” of the Notes to Consolidated Financial Statement in this Report for the potential triggering events of an impairment and impairment of $31.3 million during the quarter ended September 30, 2011 of which $0.3 million related to discontinued operations. The Company did not note any triggering events that would cause a need for an impairment analysis during the quarter ended December 31, 2011.

Contingencies

We are involved in various legal proceedings, some of which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if we determine it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the future outcome of litigation and because of the potential that an adverse outcome in legal proceedings could have a material impact on our financial condition or results of operations, such estimates are considered to be critical accounting estimates. We have reviewed and determined that at December 31, 2011, there were certain legal proceedings in which we are involved that met the conditions described above. Accordingly, we have accrued a loss contingency relating to such legal proceedings.

Warrant Accounting

We account for Warrants in accordance with applicable accounting guidance in ASC 815, Derivatives and Hedging, as derivative liabilities at fair value. Changes in the estimate of fair value are reflected as non-cash charges or credits to other income/expense in our statements of operation as “Change in warrant liability.” We use a Monte Carlo simulation model to estimate the fair value of the Warrants at each balance sheet date. This model requires significant highly subjective inputs such as estimated volatility of the market price of our common stock and probabilities of potential future issuances of our common stock or common stock equivalents. Management, with the assistance of an independent valuation firm, makes these subjective determinations based on all available current information; however, as such information changes, so might management’s determinations and such changes could have a material impact on future results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk stems from fluctuating interest rates associated with our investment securities and our variable rate indebtedness that is subject to interest rate changes.

The annual favorable impact on our net income as a result of a 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $1.2 million based on our average cash and cash equivalents balances at December 31, 2011, compared to an increase of $0.4 million at March 31, 2011.

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

On March 17, 2011, the Company completed the offering and sale of the Senior Notes. The Senior Notes bear interest at an annual rate of 12% per year, payable semiannually in arrears on March 15 and September 15 of each year, commencing September 15, 2011. The Senior Notes will mature March 15, 2015. After an original issue discount of 3%, the Company received proceeds of $218.3 million that were used to fund a first-year interest reserve totaling $27.0 million (reflected as restricted cash on the balance sheet), repay all existing obligations to U.S. Healthcare totaling approximately $61.1 million and pay fees and expenses associated with the offering of the Senior Notes of approximately $10.0 million. In connection with these payments, the Company also terminated all future loan commitments with U.S. Healthcare. The remaining proceeds, totaling approximately $120.0 million will be used for general corporate purposes, including the launch, sales and marketing of Makena®. The Senior Notes were offered only to accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended (see Note 12—“Long-Term Debt,” of the Notes to Consolidated Financial Statements in this Report for a description of the Senior Notes).

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. As a result of the material weaknesses in our internal control over financial reporting described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

As described in Part II, Item 9A—“Controls and Procedures” of our 2011 Form 10-K/A, management determined that the following material weaknesses existed in our internal control over financial reporting. As of December 31, 2011, these material weaknesses have not been remediated.

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

Remediation Activities

Beginning in the fourth quarter of fiscal year 2009 and continuing through fiscal year 2011, we began designing and implementing controls, in order to remediate the material weaknesses described above. We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2012. Our efforts to date and the remaining amount of time we believe is needed to remediate our material weaknesses has been impacted by, amongst other things, significant reductions in our workforce and changes in personnel since the fourth quarter of fiscal year 2009, management’s focus on multiple priorities including obtaining financing, returning our products to market and becoming current with, and restating, our Securities and Exchange Commission (“SEC”) filings. While unremediated, these material weaknesses have the potential to result in our failure to prevent or detect material misstatements in our annual or interim consolidated financial statements. We will continue our remediation efforts described below and we plan to provide an update on the status of our remediation activities with future reports to be issued on Form 10-Q and Form 10-K.

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

•	enhanced compliance with FDA drug application, approval and post-approval requirements;

•	evaluated compliance with applicable foreign laws and regulations; and

•	implemented internal reporting policies pursuant to which our chief compliance officer will report periodically to the non-management members of the Board.

5.	Defined and documented roles and responsibilities within the financial statement closing process including required reviews and approval of account reconciliations, journal entries and methodologies used to analyze account balances.

6.	Implemented month-end closing schedules and closing checklists to ensure timely and documented completion of the financial statements.

7.	Identified and implemented steps to improve communication, coordination and oversight with respect to the application of critical accounting policies and the determination of estimates.

8.	Identified and implemented steps to improve information flow between the Finance department and other functional areas within our Company to ensure that information that could affect the financial statements is considered.

9.	Defined specific roles and responsibilities within the Finance department to improve accounting research and implementation of accounting policies.

10.	Implemented processes and procedures to (1) identify and assess whether certain entities are appropriately exempt from the Medicaid best price calculation and (2) evaluate Public Health Service (“PHS”) pricing requests.

11.	Hired a Corporate Controller and Director of Financial Reporting and Accounting with expertise in controls over financial reporting, financial statement closing procedures and GAAP.

12.	Established a monthly business review process to ensure an in-depth senior management review of business segment results on a timely basis.

13.	Implemented adherence to and deadline compliance with pre-established month-end, quarter-end and year-end closing schedules and closing checklists to ensure timely and documented completion of the financial statements.

14.	Finance personnel has the training and education on critical accounting policies and procedures, including account reconciliations and financial statement closing procedures, to develop and maintain an appropriate level of skills for proper identification and application of accounting principles.

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

(b) Changes in Internal Control over Financial Reporting

Other than as described above under Remediation Activities; some of which represent continual efforts which culminated to remediate several previously identified material weaknesses, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The information set forth under Note 16—“Commitments and Contingencies,” of the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Report is incorporated in this Part II, Item 1 by reference.

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

On March 22, 2011, Mr. M. Hermelin made a demand on the Company for indemnification with respect to his payment of $1.9 million imposed by the United States District Court as a fine and forfeiture of pecuniary gain as part of the sentence resulting from his guilty plea entered by the Court on March 10, 2011. Mr. M. Hermelin pled guilty to two federal misdemeanor counts as a responsible corporate officer of the Company at the time when a misbranding of two morphine sulfate tablets occurred which contained more of the active ingredient than stated on the label. In addition, the Company has advanced, under the terms of the Indemnification Agreement, legal expenses amounting to approximately $6.2 million to various law firms that represented Mr. M. Hermelin for legal matters including the FDA and SEC investigations, the Department of Justice inquiry, the Audit Committee investigation, HHS OIG exclusion and various class action lawsuits. Under the Company’s standard Indemnification Agreement entered into with all directors, including Mr. M. Hermelin when he served as Chairman of the Board and Chief Executive Officer of the Company, as a condition for the advancement of expenses, each director is required to sign an undertaking to reimburse the Company for the advanced expenses in the event it is found that the director is not entitled to indemnification. From May 2011 to October 2011, the Company has also received invoices of approximately $0.4 million for additional legal fees covering the same or other matters for which Mr. Hermelin is demanding indemnification. The Company has not paid these invoices. Mr. M. Hermelin’s demand for reimbursement of the $1.9 million fine and forfeiture, the advancement of legal fees to represent him for various legal matters and whether any such advancement should be indemnified is being handled by a special committee of independent directors appointed by the Board of Directors of the Company.

On October 11, 2011, the Company, at the direction of the Special Committee, filed a Petition for declaratory judgment and Further Relief in the Circuit Court of St. Louis County against Mr. M. Hermelin styled K-V Pharmaceutical Company v. Marc Hermelin, seeking a declaration of rights of the parties with regard to Mr. M Hermelin’s employment and indemnification agreements with the Company. The Company alleges that Mr. M Hermelin is not entitled to payments under such agreements due to breaches of his fiduciary obligations to the Company and its Board. On October 14, Mr. M. Hermelin filed an action in the Court of Chancery in the State of Delaware styled Marc S. Hermelin v. K-V Pharmaceutical Company, seeking: advancement of expenses in connection with certain proceedings; mandatory and permissive indemnification of attorneys’ fees and other expenses incurred as to other proceedings; and advancement of attorneys’ fees that he has incurred and will incur in the St. Louis County and Delaware actions. Mr. M. Hermelin claims that he is entitled to such amounts under the Company’s Bylaws, Delaware law and his indemnification agreement. On February 7, 2012 the Court of Chancery issued a Memorandum Opinion determining: (1) Mr. M. Hermelin is not entitled to advancement from the Company in connection with a matter related to the release of certain jail records; (2) Mr. M. Hermelin is not entitled to mandatory indemnification with respect to his payment of $1.9 fine and forfeiture resulting from his guilty plea; (3) Mr. M. Hermelin is not entitled to mandatory indemnification in the HHS OIG exclusion matter; (4) Mr. M. Hermelin is entitled to mandatory indemnification in the FDA consent decree matter; and (5) the scope of the relevant discovery for the Court’s permissive indemnification determinations.

Any determination with respect to these legal proceedings adverse to the Company could have a material adverse effect on our business, financial condition and results of operations, including creating events of default under our secured and unsecured debt obligations. In addition, if required to be paid, certain of the indemnification obligations may not be “covered matters” under our directors’ and officers’ liability insurance, or there may be insufficient coverage available. Further, in the event Mr. M Hermelin is ultimately determined not to be entitled to indemnification, we may not be able to recover the amounts previously advanced to him. Due to these insurance coverage limitations, we may incur significant unreimbursed costs to satisfy our indemnification and other obligations, which may have a material adverse result on our financial condition, results of operations and cash flows. See also Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2011.

The restatement of our historical financial statements has consumed a significant amount of management time and may impact the price of our stock.

We have restated our consolidated financial statements for the periods December 31, 2010 through June 30, 2011. The restatement process was highly time-and resource-intensive and involved substantial time and resources from management and may continue to do so. In addition, the restatement may result in other costs to the Company. Further, many companies that have been required to restate their historical financial statements have experienced a decline in stock price.

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

See also Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2011.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Company

The following table provides information about purchases we made of our common stock during the quarter ended December 31, 2011:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1–31, 2011	0	$0	0	0
November 1–30, 2011	0	0	0	0
December 1–31, 2011	0	0	0	0

Total	0	$0	0	0

Item 6.	EXHIBITS

3.1	Certificate of Incorporation, as amended through September 5, 2008, incorporated herein by reference to Exhibit 3.1 filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed March 25, 2010.

3.2	By-Laws, as amended through December 29, 2009, incorporated herein by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, filed January 4, 2010.

10.1	Supply Agreement dated as of August 8, 2011, by and among the Company, Zydus Pharmaceuticals (USA), Inc., and Zydus Pharmaceuticals (USA), LLC, incorporated herein by reference to Exhibit 10.1 with our Report 10-Q for the quarter ended September 30, 2011 filed on December 19, 2011.

10.2	Note, Deed of Trust, Leasehold Deed of Trust, Security Agreement, Fixture Filing, and Other Loan Documents Modification and Spreader Agreement, dated as of August 8, 2011, by and between MECW, LLC and U.S. Bank, National Association, as Trustee, incorporated herein by reference to Exhibit 10.2 with our Report 10-Q for the quarter ended September 30, 2011 filed on December 19, 2011.

10.3**	Engagement Letter Agreement, dated as of September 8, 2011, by and between the Company and Gregory S. Bentley, Esq, incorporated herein by reference to 8-K filed on September 14, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial statements from K-V Pharmaceutical Company Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith
**	Management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-V PHARMACEUTICAL COMPANY

Date: February 09, 2012

	By:	/s/ Gregory J. Divis

Gregory J. Divis President and Chief Executive Officer (Principal Executive Officer)

Date: February 09, 2012

	By:	/s/ Thomas S. McHugh

Thomas S. McHugh Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended through September 5, 2008, incorporated herein by reference to Exhibit 3.1 filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed March 25, 2010.

3.2	By-Laws, as amended through December 29, 2009, incorporated herein by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, filed January 4, 2010.

10.1	Supply Agreement dated as of August 8, 2011, by and among the Company, Zydus Pharmaceuticals (USA), Inc., and Zydus Pharmaceuticals (USA), LLC., incorporated herein by reference to Exhibit 10.1 with our Report 10-Q for the quarter ended September 30, 2011 filed on December 19, 2011.

10.2	Note, Deed of Trust, Leasehold Deed of Trust, Security Agreement, Fixture Filing, and Other Loan Documents Modification and Spreader Agreement, dated as of August 8, 2011, by and between MECW, LLC and U.S. Bank, National Association, as Trustee, incorporated herein by reference to Exhibit 10.2 with our Report 10-Q for the quarter ended September 30, 2011 filed on December 19, 2011.

10.3**	Engagement Letter Agreement, dated as of September 8, 2011, by and between the Company and Gregory S. Bentley, Esq, incorporated herein by reference to 8-K filed on September 14, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial statements from K-V Pharmaceutical Company Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith
**	Management compensatory plan or arrangement