Form 10-K
period 2012-03-31
KV PHARMACEUTICAL CO /DE/
filed 2012-06-14
CIK 57055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of Class A and Class B Common Stock held by non-affiliates of the registrant as of September 30, 2011 the last business day of the registrant’s most recently completed second fiscal quarter, was $64.0 million and $14.5 million respectively. As of May 31, 2012, the registrant had outstanding 48.8 million and 11.1 million shares of Class A Common Stock and Class B Common Stock, respectively.

DOCUMENTS INCORPORATED BY REFERENCE —

Parts of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains various forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and which may be based on or include assumptions concerning our operations, future results and prospects. Such statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “commit,” “intend,” “estimate,” “will,” “should,” “could,” “potential” and other expressions that indicate future events and trends.

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

All forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the PSLRA’s “safe harbor” provisions, we provide the following cautionary statements identifying important economic, competitive, political, regulatory and technological factors, among others, that could cause actual results or events to differ materially from those set forth or implied by the forward-looking statements and related assumptions. Such factors include (but are not limited to) the following:

(1)	our ability to continue as a going concern, as discussed in Note 3—“Going Concern and Liquidity Considerations” of the Notes to Consolidated Financial Statements included in Part II of this Report;

(2)	the risk that the Company may be insolvent in the near term, if it is not able to generate sufficient liquidity to satisfy its upcoming payment obligations including $95.0 million of milestone payments owed to Hologic beginning August 4, 2012 and a $13.5 million interest payment owed on its senior secured notes due on September 15, 2012;

(3)	the risk that, if necessary, the Company will be unsuccessful in attempts to restructure its existing capital structure and operations;

(4)	risks associated with the introduction and growth strategy related to the Company’s Makena® product, including:

(a)	the impact of competitive, commercial payor, governmental (including Medicaid program), physician, patient, public or political responses and reactions, and responses and reactions by medical professional associations and advocacy groups, on the Company’s sales, marketing, product pricing, product access and strategic efforts;

(b)

the possibility that the benefit of any period of exclusivity resulting from the designation of Makena® as an orphan drug may not be realized as a result of U.S. Food and Drug Administration’s (the “FDA”) decision announced on March 30, 2011 to decline to take enforcement action with regards to compounded alternatives;

(c)

the Center for Medicare and Medicaid Services’ (“CMS”) statement announced on March 30, 2011 regarding Medicaid reimbursement policies for Makena® and the resulting coverage decisions for Makena® by various state Medicaid and commercial payors;

(d)	the satisfaction or waiver of the terms and conditions for our continued ownership of the full U.S. and worldwide rights to Makena® set forth in the previously disclosed Makena® acquisition agreement;

(e)	the number of preterm birth risk pregnancies for which Makena® may be prescribed, its safety and side effects profiles and acceptance of pricing;

(f)	the risk that, if needed, future modifications or amendments to the agreement with Cytyc Prenatal Products Corp. and Hologic, Inc. (Cytyc Prenatal Products Corp. and Hologic, Inc. are referred to collectively as “Hologic”) may be unsuccessful; and

(g)	our ability to generate sufficient capital to satisfy the $95.0 million of remaining milestone payments to Hologic related to the purchase of Makena®, which are due beginning August 4, 2012;

(5)	the possibility of further delay or inability to obtain FDA approvals to relaunch Clindesse® and Gynazole-1® and the possibility that any other product relaunch may be delayed or unsuccessful;

(6)	risks related to compliance with various agreements and settlements with governmental entities including those discussed in Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report, including:

(a)	the consent decree between the Company and the FDA and the Company’s suspension in 2008 and 2009 of the production and shipment and the nationwide recall of all of the products that it formerly manufactured, as well as the related material adverse effect on our revenue, assets, liquidity and capital resources;

(b)	the agreement between the Company and the Office of Inspector General of the U.S. Department of Health and Human Services (“HHS OIG”) to resolve the risk of potential exclusion of the Company from participation in federal health care programs;

(c)	our ability to comply with the plea agreement between a now-dissolved subsidiary of the Company and the U.S. Department of Justice, including the remaining payments owed under the plea agreement; and

(d)

our ability to comply with the Settlement Agreement dated December 6, 2011 with the Department of Justice, the United States Attorney’s Office for the District of Massachusetts, the Office of Inspector General of the Department

of Health and Human Services and the TRICARE Management Activity (collectively the “Parties”) resolving certain claims under the qui tam provisions of the False Claims Act, including the remaining payments owed under the Settlement Agreement, which could result in significant penalties including exclusion from participation in federal health care programs;

(7)	the availability of raw materials and/or products manufactured for the Company under contract manufacturing agreements with third parties;

(8)	risks that the Company may not ultimately prevail in, or that insurance proceeds, if any, will be insufficient to cover potential losses that may arise from, litigation discussed in Note 15—“Commitments and Contingencies—Litigation and Governmental Inquiries” of the Notes to Consolidated Financial Statements included in this Report:

(a)	the series of putative class action lawsuits alleging violations of the federal securities laws by the Company and certain individuals;

(b)	product liability lawsuits, including the possibility that our current estimates of the financial effects of ongoing product liability claims and lawsuits could prove to be incorrect;

(c)	lawsuits pertaining to indemnification and employment agreement obligations involving the Company and its former Chief Executive Officer; and

(d)	challenges to our intellectual property rights by actual or potential competitors and challenges to other companies’ introduction or potential introduction of generic or competing products by third parties against products sold by the Company;

(9)	the possibility that our current estimates of the financial effect of previously announced product recalls could prove to be incorrect;

(10)	risks related to the Company’s highly leveraged capital structure discussed in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Report, including:

(a)	the risk that the maturities of our debt obligations may be accelerated due to our inability to comply with scheduled interest and principal payments, covenants and restrictions contained in our loan agreements;

(b)	restrictions on the ability to increase our revenues through certain transactions, including the acquisition or in-licensing of products or relaunch of certain of our products;

(c)	the risk that, if required, efforts to negotiate amendments to, modification or restructuring of our existing debt obligations may not be successful; and

(d)	risks that future changes in the Board of Directors may lead to an acceleration of the maturities of the Company’s debt;

(11)	the risk that we may not be able to satisfy the quantitative listing standards of the New York Stock Exchange, including with respect to minimum share price and public float; and

(12)	the risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”).

This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements.

Because the factors referred to above, as well as the statements included in Part I, Item 1A—“Risk Factors,” Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this “Cautionary Note Regarding Forward-Looking Statements” and the risk factors that are included under Part I, Item 1A—“Risk Factors” in this Report. Further, any forward-looking statement speaks only as of the date on which it is made and we are under no obligation to update any of the forward-looking statements after the date of this Report. New factors emerge from time to time, and it is not possible for us to predict which factors will arise, when they will arise and/or their effects. In addition, we cannot assess the impact of each factor on our future business or financial condition or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

Item 1.	Business

(a) General development of business

Unless the context otherwise indicates, when we use the words “we,” “our,” “us,” “our Company” or “KV” we are referring to K-V Pharmaceutical Company and its wholly-owned subsidiaries, including Ther-Rx Corporation (“Ther-Rx”), K-V Generic Pharmaceuticals, Inc. and ETHEX Corporation (“ETHEX”). Unless otherwise noted, when we refer to a specific fiscal year, we are referring to our fiscal year that ended on March 31 of that year. (For example, fiscal year 2012 refers to the fiscal year ended March 31, 2012.)

We were incorporated under the laws of Delaware in 1971 as a successor to a business originally founded in 1942. Historically, we were a fully integrated specialty pharmaceutical company that developed, manufactured, acquired and marketed technologically-distinguished branded and generic/non-branded prescription pharmaceutical products. Following the divestiture of our generics business, we are now a specialty branded pharmaceutical marketing company primarily focused in women’s health care. We conduct our branded pharmaceutical operations through Ther-Rx, and, previously, we conducted our generic/non-branded pharmaceutical operations through ETHEX, which focused principally on technologically-distinguished generic products prior to the cessation of its operations on March 2, 2010 and its dissolution on December 15, 2010. Through Particle Dynamics, Inc. (“PDI”), divested in June 2010, we developed, manufactured and marketed technologically advanced, value-added raw material products for the pharmaceutical industry and other markets. In May 2010, we formed a wholly-owned subsidiary, Nesher Pharmaceuticals, Inc. (which we subsequently renamed K-V Generic Pharmaceuticals Inc. and which we refer to herein as “K-V Generic”), to operate as the sales and marketing company for our generic products. On August 8, 2011, we completed the sale of substantially all of the assets of K-V Generic and our generic products business to Zydus Pharmaceuticals (USA), Inc. (“Zydus Pharmaceuticals”).

Our original strategy was to engage in the development of proprietary drug delivery systems and formulation technologies that enhance the effectiveness of new therapeutic agents and existing pharmaceutical products. Today, we utilize one of those technologies, SITE RELEASE®, in two products currently expected to return to our branded portfolio sometime during fiscal year 2013. Going forward, our business strategy will be primarily defined by the potential in-licensing and acquisition of pharmaceutical products, and the relaunch of certain of our products, rather than the historical strategy of the internal development of pharmaceutical products.

During fiscal year 2009, the Company announced six separate voluntary recalls of certain tablet form generic products as a precaution due to the potential existence of oversized tablets. In December 2008, the FDA began an inspection of the Company’s facilities. The Company suspended shipments of all approved tablet-form products in December 2008 and of all other drug products in January 2009. Also, in January 2009, the Company initiated a nationwide voluntary recall affecting most of its products. On March 2, 2009, the Company entered into a consent decree with the FDA regarding its drug manufacturing and distribution. The consent decree was entered by the U.S. District Court, Eastern District of Missouri, Eastern Division on March 6, 2009. As part of the consent decree, the Company agreed not to directly or indirectly do or cause the manufacture, processing, packing, labeling, holding, introduction or delivery for introduction into interstate commerce at or from any of its facilities of any drug, until the Company has satisfied certain requirements designed to demonstrate compliance with the FDA’s current good manufacturing practice (“cGMP”) regulations. The consent decree provides for a series of measures that, when satisfied, will permit the Company to resume the manufacture and distribution of its approved drug products. The Company has also agreed not to distribute certain of its products that are not FDA approved, unless it obtains FDA approval for such products through the FDA’s New Drug Application (“NDA”) or Abbreviated New Drug Application (“ANDA”) processes. These actions and the requirements under the consent decree have had, and are expected to continue to have, a material adverse effect on the Company’s liquidity position and its results of operations. In connection with our divested generics business, we resumed shipment of extended-release potassium chloride capsule, Micro-K® 10mEq and Micro-K® 8mEq, in September 2010, and resumed shipments of the generic version of the now-divested Potassium Chloride Extended Release Capsule in December 2010. Through Ther-Rx, we began shipping Makena® (hydroxyprogesterone caproate injection) in March 2011, which is manufactured for us by a third party. We are continuing to prepare other products for FDA inspection although we do not expect to resume shipping other products until sometime during fiscal year 2013. Makena® is the first FDA-approved drug indicated to reduce the risk of preterm birth in women with a singleton pregnancy who have a history of singleton spontaneous preterm birth. Makena® is not intended for use in women with multiple gestations or other risk factors for preterm birth.

We entered into a plea agreement with the Office of the United States Attorney for the Eastern District of Missouri and the Office of Consumer Litigation of the United States Department of Justice (referred to herein collectively as the “U.S. Department of Justice”) on March 2, 2010, pursuant to which ETHEX pleaded guilty to two felony counts, each stemming from the failure to make and submit a field alert report to the FDA in September 2008 regarding the discovery of certain undistributed tablets that failed to meet product specifications. In connection with the guilty plea by ETHEX, ETHEX was expected to be excluded from participation in federal health care programs, and in connection with the previously anticipated exclusion of ETHEX from participation in federal health care programs, we ceased operations of ETHEX on March 2, 2010 and dissolved it on December 15, 2010.

On November 15, 2010, we entered into a divestiture agreement (the “Divestiture Agreement”) with the Office of the Inspector General of the U.S. Department of Health and Human Services (“HHS OIG”) under which we agreed to sell the assets and operations of ETHEX to unrelated third parties prior to April 28, 2011 and to file articles of dissolution with respect to ETHEX under Missouri law by that date. We filed articles of dissolution for ETHEX on December 15, 2010. Following the filing, ETHEX did not engage in any new business other than winding up its operations and began a process provided under Missouri law to identify and resolve its liabilities over at least a two-year period. Under the terms of the Divestiture Agreement, HHS OIG agreed not to exclude ETHEX from federal health care programs until April 28, 2011 and, upon completion of the sale of the ETHEX assets and of the filing of the articles of dissolution of ETHEX, the agreement will terminate. Civil monetary penalties and exclusion of ETHEX could have occurred if we had failed to meet our April 28, 2011 deadline. The sales of ETHEX’s assets (other than certain fixtures as to which HHS OIG has consented to non-divestiture) were completed prior to the April 28, 2011 deadline and ETHEX no longer has any material ongoing assets or operations other than those required to conclude the winding up process under Missouri law. We have also received a letter from HHS OIG advising us further that assuming that we have complied with all agreements deemed necessary by

HHS OIG, HHS OIG would not exclude ETHEX thereafter. On April 1, 2011, we requested confirmation from HHS OIG that the steps and actions described in our reports to HHS OIG constituted full compliance with the duties KV and ETHEX were to complete by April 28, 2011 under the Divestiture Agreement, such that they are not at risk for stipulated penalties or exclusion after that date under the Divestiture Agreement. On April 8, 2011, we received a letter from HHS OIG stating that, at this time, based upon the information provided to HHS OIG in our monthly submissions, HHS OIG has no concerns regarding the actions taken by KV and ETHEX pursuant to the Divestiture Agreement. On May 20, 2011, we received a letter from HHS OIG stating that based on its review of the information provided in our monthly reports, it appeared that the Company and ETHEX had completed our obligations under the Divestiture Agreement.

On June 2, 2010, we sold our specialty raw materials business, PDI, to Particle Dynamics International, LLC. Additionally, the Company sold intellectual property and other assets related to our Sucralfate ANDA on May 7, 2010. On August 8, 2011, the Company sold its generics business to Zydus Pharmaceuticals.

We have engaged Jefferies & Company, Inc. (“Jefferies”) as a financial advisor. We anticipate that Jefferies will provide strategic and financial advice to address our financial obligations, including possible restructuring, and assist management and our Board of Directors in developing and implementing related plans.

In light of the developments described above, and other factor as described herein, the report of our independent registered public accountants included a statement regarding our ability to continue as a going concern. See the Consolidated Financial Statements included in this Report.

(b) Financial information about our segments

The Company historically operated in three reportable segments—branded products, specialty generic/non-branded products and specialty raw materials.

As a result of the sale of two of the three reportable segments, PDI and our generics business, the Company reports PDI and the generics business as discontinued operations. The Company’s Chief Operating Decision Makers (collectively, the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), and Board of Directors) review profit and loss information on a consolidated basis to assess performance, make overall operating decisions and make resource allocations on its remaining reportable segment. The Company’s activities are closely interrelated and share services. Based upon these factors, the Company has concluded that it currently operates in one segment.

(c) Narrative description of business

We established Ther-Rx in 1999 to market brand name prescription pharmaceutical products that incorporated our proprietary technologies. Since its inception, Ther-Rx has generally focused on therapeutic areas within women’s health care. By targeting specialized physicians such as Obstetricians/Gynecologists, Ther-Rx has been able to leverage the cost efficiencies of a focused specialty sales force while developing stronger relationships with key prescribers. This strategy coupled with innovative products resulted in the growth of our Ther-Rx business to a peak in net revenues of $212.3 million in fiscal year 2008. Due to a nationwide recall and suspension of shipment of all products manufactured by us in fiscal year 2009, as well as entering into a consent decree with the FDA, our net revenue continues to track significantly below the level of net revenue for the time prior to our nationwide recall.

Products

As more of our approved and third-party-manufactured products return to market, we plan to continue focusing our sales and marketing efforts in women’s health care. Ther-Rx maintains a corporate sales and marketing management team dedicated to planning and managing Ther-Rx’s sales and marketing efforts. Ther-Rx currently markets Evamist®, a unique transdermal estrogen therapy delivering a low dose of estradiol in a once-daily spray indicated for the treatment of moderate-to-severe vasomotor symptoms due to menopause. Because Evamist® is manufactured by a third-party, we have been able to continue marketing and selling Evamist® pursuant to the terms of the consent decree. Net revenues of Evamist® were $10.5 million in fiscal year 2012, despite a significant reduction in sales force and marketing-related expenses.

The FDA is expected to conduct inspections with respect to other approved products before deciding whether our third-party manufacturer may resume manufacturing and we may market other approved products. Among the products that will be reviewed for re-introduction to the market are Clindesse® and Gynazole-1®, Ther-Rx’s vaginal anti-infective products for bacterial vaginosis and vaginal yeast infections, respectively. If approved for return to market, these products have the potential to contribute significantly to the rebuilding of our branded business some time during fiscal year 2013.

In February 2011, the FDA approved Makena®, a drug that reduces the risk of preterm birth for women with a singleton pregnancy who have a history of singleton spontaneous preterm birth. We believe that the approval and introduction of Makena® provides important benefits to women who are eligible for Makena®, including:

•	Manufactured using methods that ensure purity of ingredients, potency of product, and consistency from dose to dose;

•	Produced in a facility that complies with the FDA’s cGMP requirements and has required periodic FDA inspections;

•	Dispensed with complete and consistent prescribing information that has been reviewed and approved by the FDA, including patient education materials;

•	Post-marketing surveillance is conducted to document, analyze, and report adverse events to the FDA;

•	Standardized distribution across the country; and

•	Financial assistance programs available for both insured and uninsured patients, with no household income cap.

Additionally, Ther-Rx established the Makena® Care Connection, a support program for patients and health care providers that provides administrative, financial assistance and treatment support for Makena®. Administrative and treatment support includes insurance benefit investigation, educational information and a compliance reminder program. Because specialty injectable products like Makena® are not typically carried by retail pharmacies, the process for facilitating prescriptions for Makena® is managed by this dedicated customer support center.

Ther-Rx has also established a Patient Assistance Program for Makena® that provides co-pay assistance (for insured patients), and financial assistance (for uninsured patients). Under the program, patients with a household income of $120,000 or less will pay $20 or less per injection for Makena®. This encompasses 85% of the United States based on 2009 U.S. census data. Clinically-eligible patients who are uninsured and whose financial need is greatest will receive Makena® at no cost. There are no upper-level income caps to qualify for the patient assistance program. Ther-Rx began shipping Makena® in March 2011.

Since the initial shipment of vials of Makena® in March 2011, Ther-Rx has tracked and accumulated the following key performance metrics (all information is cumulative through May 31, 2012):

•	Approximately 11,700 vials have been shipped to Ther-Rx customers of which approximately 10,700 vials have subsequently been distributed to doctors and patients.

•

As part of Ther-Rx’s commitment to patient access, we have also provided approximately 2,800 additional vials at little or no patient out-of-pocket cost through our patient assistance program for use by patients who have demonstrated financial need.

•	Approximately 9,200 patient referrals from over 4,400 prescribers have been made to the Makena Care Connection™, of which approximately:

•	Approximately 6,000 patients have initiated treatment or are in the enrollment phase or are pending insurance approval and treatment initiation.

•

The remaining balance of these referrals (approximately 3,200) did not lead to filled Makena® prescriptions for a variety of reasons including: not meeting the labeled indication, some of which were because the patient was outside the treatment initiation window and others who did not have the proper obstetric history or were pregnant with multiples; cancellation prior to completion of the insurance benefits verification process either by prescribers or patients for unspecified reasons; or not receiving positive insurance coverage, most of which were referrals for Medicaid patients. Since launch, approximately 35% of total referrals did not lead to a filled prescription.

•	Approximately 300 payers, both commercial and Medicaid, have reimbursed Makena®;

•

We currently have signed contracts with six major commercial insurers that we estimate cover more than 60 million lives. Additionally, 32 states have reimbursed at least one prescription for Makena® and we have signed Makena® rebate contracts with four states and two Managed Medicaid plans estimated to cover over 7 million fee-for-service and Managed Medicaid lives. We continue to face significant challenges with state Medicaid agencies due to statements made by FDA and CMS in March 2011 which have had the effect of placing restrictions on access to and reimbursement of Makena® while allowing use of and reimbursement for compounded product beyond the scope of traditional compounding. Ther-Rx is continuing to work with commercial insurance programs and state Medicaid agencies to expand access to Makena®. These ongoing discussions include negotiations regarding rebates designed to provide reduced net cost to payers.

•	Current data indicates patient co-pays are averaging less than $10 per injection, the same or less cost than those typically associated with compounded 17P formulations.

The above information on the results and trends for Makena® represents early launch and marketing data accumulated by the Company for the period from product launch in March 2011 through May 31, 2012. Until such time as the issues surrounding the competitive environment within the marketplace in which Makena® participates are resolved, the Company can provide no assurances that these trends will continue, nor can it provide expectations as to the rate of improvement, if any.

Ther-Rx is also working towards the re-launch of its anti-infective cream products, Clindesse® and Gynazole-1®. The Company stopped manufacturing these products in the fourth quarter of fiscal year 2009 when it entered into the consent decree. In February 2011, the FDA conducted an inspection with respect to the Company’s Clindesse® product and issued a Form 483 Report with certain observations. On February 28, 2011, the Company filed its responses with the FDA with respect to such observations. We have advised the FDA of a required equipment change by our contract manufacturer and we are moving forward with the appropriate validation protocol and would expect the FDA to conduct a follow-up inspection. In addition, FDA decided to require additional data related to manufacturing than was originally communicated to the Company, which we are currently in the process of compiling. As a result, the Company expects to relaunch Clindesse® and Gynazole-1® sometime during fiscal year 2013.

Because of the steps taken by us with respect to the nationwide recall and suspension of shipment of all products manufactured by us, the requirements under the consent decree, certain consequences resulting from the entry into the plea agreement and the Divestiture Agreement, described above, and the ongoing private litigation and governmental inquiries described in Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report, we have realigned our operations and business to concentrate our efforts on maintaining and attempting to increase our limited cash and financial resources and expeditiously reintroducing more of our approved products to the market (in addition to Makena® and Evamist® ). To that end, we have focused our recent efforts as follows:

•

We have made the strategic decision to tie our future to the development and commercialization of branded specialty pharmaceuticals focused on women’s health. In the near term, the Company is focused on continuing the commercial launch of Makena® (hydroxyprogesterone caproate injection), which was approved by the FDA in February 2011 and began shipping in March 2011.

•

We are continuing to prepare our other approved branded products for FDA inspection and relaunch. We have been working with Lachman Consultants (“Lachman”), an independent cGMP expert retained by us pursuant to the consent decree, to meet the requirements set forth in the consent decree as well as two third party manufacturers with respect to our anti-infective cream products. We expect to resume shipping these products sometime during fiscal year 2013.

•	In order to address liquidity requirements, the Company secured additional capital including the following:

•

In June 2012, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) under which we may sell up to $20.0 million of shares of our Class A Common Stock to Commerce Court Small Cap Value Fund, Ltd. (“Commerce Court”) over a 24-month period (the “Drawdown Period”) subject to a maximum of 11,976,599 shares, including the 200,000 shares of Class A Common Stock we issued to Commerce Court in June 2012 as compensation for its commitment to enter into the Purchase Agreement (the “Commitment Shares”). The amount and timing of how much we are able to draw are subject to a variety of factors including the trading price and trading volume of our Class A Common Stock, the number of trading days that must lapse between draw requests and a limit on the amount of shares that Commerce Court will own at any given time. Any draws require the unanimous approval of the Company’s board of directors. Such arrangement is sometimes referred to in this Report as the “equity line financing facility.”

•

On February 17, 2011, the Company completed a private placement with a group of institutional investors of 9.95 million shares of its Class A Common Stock at $3.25 per share to raise approximately $32.3 million of gross proceeds. The Company used $20.0 million of the proceeds from the financing to repay certain outstanding amounts and other outstanding obligations under its existing credit agreement with U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C., affiliates of Centerbridge Partners L.P. (collectively, “U.S. Healthcare”). The remaining funds were used for continuing the commercial launch of Makena®, payment of expenses associated with the private placement and general corporate purposes.

•

On March 17, 2011, the Company completed a private placement with a group of institutional investors of 12% Senior Secured Notes due 2015 (the “2015 Notes”). After an original issue discount of 3%, the Company received proceeds of $218.3 million which were used to fund a first-year interest reserve totaling $27.0 million, repay all existing obligations to U.S. Healthcare and pay fees and expenses associated with the offering of the 2015 Notes of approximately $10.0 million. The remaining proceeds, totaling approximately $120 million, are being used for general corporate purposes, including continuing the commercialization of Makena®.

•

On August 11, 2011, we completed the sale of substantially all of the assets of K-V Generic and our generic products business to Zydus Pharmaceuticals for approximately $60 million. Under the terms of the 2015 Notes, the proceeds may be used for, amongst other uses, milestone payments to Hologic, expenditures for maintenance, repair or improvement of existing properties and assets, and research and development costs and expenses. Our cash balance is projected to be between $30 million and $35 million at June 30, 2012 and we will need significant capital infusions to achieve our objectives.

•

We are pursuing ongoing efforts to increase cash, including, but not limited to, the continued implementation of cost savings, the return of certain of our approved products to market (that are the subject of the FDA notification letter previously discussed), raising capital through equity issuances or other means and the sale of assets.

•

We have engaged Jefferies & Co. (“Jefferies”) as a financial advisor. We anticipate that Jefferies will provide strategic and financial advice to address our financial obligations, including possible restructuring, and assist management and our Board of Directors in developing and implementing related plans.

•

Our restructuring efforts also have included an updated criteria-based review of the pipeline of products we had under development. Product candidates in our development portfolio were evaluated based on factors with respect to each product that included, among other things, market potential, a revised return on investment profile, probability of clinical success, time and cost of development, synergies with our core competencies, and competitive landscape. Based on this evaluation and due to the restructuring effort undertaken to adjust our infrastructure and scale of operations, including reductions in headcount, we realigned our research and development efforts to focus on projects that we believe have the highest potential return on investment in areas focused on women’s health care for our branded business.

•

We continue to review and modify our quality monitoring and testing programs and procedures in our effort to comply with the terms of the consent decree and cGMP regulations. To that end, we have implemented a series of procedures, which we believe will enhance quality standards in our products.

Despite our efforts, however, there can be no assurance that these or other initiatives intended to enable us to reintroduce additional approved products to the market or sell selected assets will be successful within the time frames currently targeted by management or at all. See “Risk Factors” beginning on page 23.

Sales and Marketing

We have marketed products directly to wholesalers, distributors, retail pharmacy chains, mail order pharmacies and group purchasing organizations. We also have marketed our products indirectly to independent pharmacies, managed care organizations, hospitals, pharmacy benefit management companies and government entities. These customers, referred to as “indirect customers,” purchase our products primarily through our wholesale or distributor customers. We service these customers with an external sales force and internal marketing team.

In the past, we have sought to increase sales of our branded pharmaceutical products through physician sales calls and promotional efforts, including sampling, advertising and direct mail. By offering multiple products to the same group of specialty physicians, we have been able to optimize the effectiveness of our sales force. We plan to continue focusing our specialty-sized sales force on marketing our existing and future core of women’s health care products. Because our products are sold to highly targeted specialty physician groups that tend to be relatively concentrated, we believe we can address this market and future opportunities in a cost effective way with a specialty-sized sales force. During fiscal year 2012, our three largest customers accounted for 25.0%, 21.8% and 15.5% of gross revenue. These customers were McKesson Drug Company, Cardinal Health and BioScrip Inc., respectively.

Ther-Rx also has a corporate sales and marketing management team dedicated to planning and managing Ther-Rx’s sales and marketing efforts. Subsequent to the approval of Makena®, we increased the size of our sales force to support the commercial launch of Makena® and at March 31, 2012, we have a total of 133 sales representatives.

Although we have previously sold our products internationally, we have not had material operations or sales in foreign countries and our sales are not subject to significant geographic concentration outside of the United States.

Manufacturing and Facilities

On August 8, 2011, we sold our generics business. Since the sale of our generics business, we no longer manufacture any of the products we sell. We contract the manufacturing of our products through third party manufacturers. All of our facilities as of March 31, 2012, are located in the St. Louis, Missouri metropolitan area. We own four facilities totaling approximately 0.7 million square feet and lease one other facility at a pre-determined annual rate under an agreement expiring fiscal year 2013. Our owned facilities are currently being marketed for sale and are classified as assets held for sale. See Part I, Item 2—“Properties” in this Report for more information. Substantially all of our real estate interests are pledged to secure our mortgage indebtedness.

As previously noted, we entered into a consent decree with the FDA regarding our drug manufacturing and distribution. The consent decree provides for a series of measures that, when satisfied, will permit the Company to resume the manufacture and distribution of approved products. The Company received notification from the FDA on September 8, 2010 of approval for our discontinued generics operations under the consent decree to ship into the marketplace the first of our now-divested approved products, i.e., the Potassium Chloride Extended Release Capsule. We resumed shipment of extended-release potassium chloride capsules, Micro-K® 10mEq and Micro-K® 8mEq, in September 2010 and we began shipping Makena® in March 2011, which is manufactured for us by a third-party manufacturer. We have continued sales of Evamist®, manufactured for us by a third party manufacturer, during the duration of the consent decree. We are continuing to prepare other products for FDA inspection although we do not expect to resume shipping other products until sometime during fiscal year 2013.

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

Our policy is to file patent applications in appropriate situations to protect and preserve, for our own use, technology, inventions and improvements that we consider important to the development of our business. As business conditions change, however, we maintain our ability to quickly adapt by focusing resources on those patent applications that we deem to provide the greatest value or potential value. We currently hold domestic and foreign issued patents, the last of which expires in fiscal year 2028, relating to our controlled-release, site-specific, quick dissolve, and vitamin absorption technologies. We own or hold licenses to 34 U.S. patents and have 12 U.S. patent applications pending. In addition, we have approximately 32 foreign patents and numerous foreign patents applications pending primarily in Canada, Europe, Australia, Japan, South America, Mexico and South Korea. We depend on our patents and other proprietary rights, although we cannot be certain of their confidentiality, validity and protection (see also “Risk Factors” in Part I, Item 1A).

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

Competition

The primary means of competition in our industry are innovation and development, timely FDA approval, manufacturing capabilities, product quality, marketing, customer service, drug delivery systems, reputation and price. To compete effectively on the basis of price and remain profitable, a manufacturer must manufacture and a marketing company must purchase from third-party manufacturers, its products in a cost-effective manner. Our competitors include other specialty pharmaceutical companies, other generic and branded companies, and brand companies that, prior to patent expiration or as relevant patents expire, license their products to generic manufacturers for sale as what are commonly referred to as “authorized generics” and, to the extent permitted by the FDA and other federal and state agencies and boards, companies selling unapproved therapies or compounded drugs that compete against products sold by the Company and its subsidiaries, including Makena®. Further, regulatory approvals typically are not required for a brand manufacturer to sell its pharmaceutical products directly or through a third-party as authorized generics, nor do such manufacturers face any other significant barriers to entry into such market. It is possible, however, that even if we are able to return some or all of our approved products to the market, certain of our existing customers will purchase smaller quantities or no quantities of our products. Such a potential loss of market share would likely result in limiting the prices we are able to charge for our approved products, which will negatively impact our gross margin. Moreover, entering into the consent decree and our withdrawal and recall of most of our products during fiscal year 2009 may have damaged our reputation in the market, which could result in additional competitive disadvantages.

Competition in the development and marketing of pharmaceutical products is intense and characterized by extensive research efforts and rapid technological progress. Many companies, including those with financial and marketing resources and development capabilities substantially greater than our own, are engaged in developing, marketing and selling products that compete with those that we previously offered. Our branded pharmaceutical products have been subject to competition from alternative therapies during the period of patent protection and thereafter also from generic equivalents. Our competitors may have pricing advantages over our products. In our specialty pharmaceutical businesses, we compete primarily on the basis of product efficacy and safety, breadth of product line, differentiated features of our products and price. We believe that, once we have satisfied the requirements of the consent decree, our patents, proprietary trade secrets, technological expertise and product development will enable us to develop products to compete effectively in the marketplace.

In addition, we have competed for product acquisitions with other pharmaceutical companies. We have also competed with drug delivery companies engaged in the development of alternative drug delivery systems. We are aware of a number of companies currently seeking to develop new non-invasive drug delivery systems, including oral delivery and transmucosal systems. Based on total assets, annual revenues and market capitalization, our branded business is considerably smaller than many of our competitors and other national competitors in these product areas. Many of our competitors have been in business for a longer period of time, have a greater number of products on the market and have greater financial, marketing, managerial and other resources than we do, including greater research and development capabilities and experience. Accordingly, our competitors may succeed in developing competing technologies, obtaining FDA approval for products or gaining market acceptance more readily than we do. If we directly compete with them for the same markets and/or products, their financial strength could prevent us from capturing a meaningful share of those markets.

Backlog

The Company has sufficient inventory to clear any backlog that exists from time to time.

Research and Development (“R&D”)

Our R&D activities historically included the development of new drug delivery technologies, the formulation of brand name proprietary products and the development of generic versions of previously approved brand name pharmaceutical products. The number of research and development personnel employed by us have been reduced due to the financial constraints imposed by the FDA consent decree in 2009, limiting our ability to progress multiple programs. In fiscal years 2012, 2011 and 2010, total research and development expenses were $16.1 million, $19.1 million and $27.1 million, respectively, excluding acquired in-process research and development.

The R&D efforts were realigned after the consent decree to focus on fewer projects that we believe had the highest potential return on investment in areas such as women’s health care for our branded business and complex extended-release products for our generic business. During the fiscal year ended March 31, 2012, the generics business, along with the associated facilities and R&D personnel dedicated to generics programs, were sold to Zydus Pharmaceuticals. The remaining R&D group was reduced to approximately 10 personnel, with the goal to support the current branded products and assess new potential branded products through the utilization of external contracted research resources.

In fiscal year 2012 we focused our efforts on rebuilding the branded specialty business in women’s health care. The primary spending in R&D for fiscal year 2012 was on the ongoing clinical trials required for Makena®. This includes the confirmatory trial which will include more than 1,700 women, the follow-up study assessing the health of the children born to these mothers at 2 years of age, and several other post-approval commitments to FDA involving Makena®, including in vitro metabolism studies and the development of a protocol for an upcoming pharmacokinetic trial. In addition we are exploring improved delivery systems for second generation Makena® products that we be believe will be more convenient for patients and physicians. The remaining R&D spending involves the efforts to reintroduce the branded anti-infective cream products through contract manufacturers and ongoing support of Evamist®.

Future efforts will focus on niche specialty products that complement our existing women’s health products portfolio, through either acquisition or external development through contracted research organizations.

Government Regulation

All pharmaceutical manufacturers are subject to extensive regulation by the federal government, principally the FDA, and, with respect to Medicaid, CMS, and to a lesser extent, by state, local and foreign governments. The Federal Food, Drug and Cosmetic Act (“FDCA”) and other federal and state statutes and regulations govern or influence, among other things, the development, testing, manufacture, safety, labeling, storage, recordkeeping, approval, advertising, promotion, sale, import, export and distribution of pharmaceutical products. Pharmaceutical manufacturers are also subject to certain record-keeping and reporting requirements, establishment registration and product listing, and FDA inspections.

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

Noncompliance with applicable legal and regulatory requirements can have a broad range of consequences, including warning letters, fines, seizure of products, product recalls, total or partial suspension of production and distribution, refusal to approve NDAs or ANDAs or other applications or revocation of approvals previously granted, withdrawal of product from marketing, injunction, withdrawal of licenses or registrations necessary to conduct business, disqualification from supply contracts with the government, and criminal prosecution.

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

In March 2011, the FDA communicated to the Company and also separately issued a press release that, in order to ensure continued access for patients needing 17-alpha hydroxyprogesterone caproate (“17P”), the FDA intended to refrain at that time from taking enforcement action with respect to compounding pharmacies producing compounded 17P in response to individual prescriptions for individual patients. The FDA’s statement had an adverse effect on the Company’s ability to realize the benefit of orphan drug marketing exclusivity and its ability to grow sales of Makena® following the launch of the product in March 2011. The failure by the FDA to take enforcement action against compounding pharmacies resulted in substantial sales of compounded alternatives to Makena® and effective loss of some or all of such marketing exclusivity for the affected period of time. Since the March 2011 FDA announcement, management of the Company and its representatives have met with the FDA staff on different occasions to discuss access to Makena® and to provide information to the FDA relevant to its public statement.

In addition, in March 2011, CMS issued an informational bulletin to state Medicaid programs that they can choose to pay for the extemporaneously compounded hydroxyprogesterone caproate as an active pharmaceutical ingredient and this can be covered under the “medical supplies, equipment and appliances suitable for use in the home” portion of home health. Because CMS does not require states to list all of the items they cover under this section in the Medicaid state plan, states can cover hydroxyprogesterone caproate under their current state plans and do not need to submit a state plan amendment to provide for such coverage. The Company believes that this has had the effect in certain states of prohibiting access to Makena® under various state Medicaid programs and significantly restricting access to Makena®. The Company estimates that state Medicaid programs cover approximately 40% to 45% of the total number of pregnancies in the United States. Management of the Company and its representatives have also met with the CMS staff on a few occasions to discuss reimbursement for Makena® and to provide information to the CMS relevant to its public statement.

On October 13, 2011, the American College of Obstetricians and Gynecologists (“ACOG”) and the Society for Maternal-Fetal Medicine (“SMFM”) issued an information update on compounded 17P that ensures health care providers, patients, and the payer community have the facts regarding FDA-approved Makena®. The information update emphasized that previous ACOG and SMFM statements regarding Makena® were not intended to be used by private or public payers as a basis for interfering with the medical judgment of health care providers or denying patient access to Makena®. It also stated that physicians should understand the inherent differences between an FDA-approved manufactured product and a compounded preparation, and that ACOG and SMFM’s previous statements were not meant to suggest that Makena® and compounded 17P are identical products.

On November 8, 2011, the FDA issued a statement on Makena® acknowledging it had received information from the Company regarding the potency and purity of samples of bulk hydroxyprogesterone caproate APIs and compounded 17P products. The FDA stated that, “According to the analysis of this information provided by the Company, there is variability in the purity and potency of both the bulk APIs and compounded hydroxyprogesterone caproate products that were tested.” The agency has begun its own sampling and analysis of compounded hydroxyprogesterone products and the bulk APIs used to make them. In FDA’s statement, the agency “reminds health care providers and patients that before approving the Makena® new drug application, FDA reviewed manufacturing information, such as the source of the active pharmaceutical ingredient (API) used by the manufacturers, proposed manufacturing processes and the firm’s adherence to current good manufacturing practice. Therefore, as with other approved drugs, greater assurance of safety and effectiveness is generally provided by the approved product than by a compounded product.”

The Company issued a news release on November 8, 2011, regarding the research cited in the FDA’s statement. In the release, the Company noted that testing conducted by independent laboratories, commissioned by Ther-Rx, shows that multiple samples of both compounded 17P drug formulations and API that may be used in compounded 17P failed to meet certain established standards for potency and purity. Research commissioned by the Company also shows that the API available for use in compounded 17P formulations originates primarily from facilities in China that are neither registered with, nor inspected by, the FDA.

New Product Development and Approval—All applications for FDA approval must contain information relating to product formulation, raw material suppliers, stability, product testing, manufacturing processes, manufacturing facilities, packaging, labeling, quality control, and evidence of safety and effectiveness for intended uses. For a generic drug product, instead of safety and effectiveness data, an application must demonstrate that the proposed product is the same as the branded drug in several key characteristics. There are three types of applications used for obtaining FDA approval of new non-biological drug products:

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

•

Abbreviated New Drug Application. An ANDA is filed when approval is sought to market a generic equivalent of a drug product previously approved under an NDA or 505(b)(2) NDA and listed in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” also known as the “Orange Book.” Rather than directly demonstrating the product’s safety and effectiveness, as is required of an NDA, an ANDA must show that the proposed generic product is the same as the previously approved product in terms of active ingredient(s), strength, dosage form, route of administration and bioavailability. In addition, with certain exceptions, the generic product must have the same labeling as the product to which it refers.

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

The results of the product development, including pre-clinical studies, clinical studies, and product formulation and manufacturing information, are then submitted to the FDA as part of the NDA. The FDA also may conclude that as part of the NDA or the 505(b)(2) NDA, the sponsor must develop a risk evaluation and mitigation strategy (“REMS”) to ensure that the benefits of the drug outweigh the risks. A REMS may have different components, including a package insert directed to patients, a plan for communication with health care providers, restrictions on a drug’s distribution, or a medication guide to provide better information to consumers about the drug’s risks and benefits.

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

Orphan Drug Exclusivity. The Orphan Drug Act was enacted by Congress to provide financial incentives for the development of drugs for rare conditions (affecting less than 200,000 individuals per year) in the United States. The orphan designation is granted for a combination of a drug entity and an indication and therefore it can be granted for an existing drug with a new (orphan) indication. Applications are made to the Office of Orphan Products Development at the FDA and a decision or request for more information is rendered in 60 days. New Drug Applications designated as orphan drugs are exempt from user fees, obtain additional clinical protocol assistance, are eligible for tax credits up to 50% of R&D costs, and are granted a seven-year period of exclusivity upon approval. The FDA cannot approve the same drug for the same condition (ANDA or NDA) during this period of exclusivity, except in certain circumstances where a new product demonstrates superiority to the original treatment. The FDA can approve the same chemical moiety for a different indication, in either a branded or generic version, with the appropriate supporting data. If such approvals are granted, doctors may elect to prescribe that drug off-label for the orphan drug indication, including potential in the case of Makena ®,even though they cannot be promoted for those uses due to the orphan exclusivity.

However, in March 2011, the FDA issued a public statement that, in order to ensure continued access for patients needing hydroxyprogesterone caproate, the FDA intended to refrain at that time from taking enforcement action with respect to compounding pharmacies producing compounded 17P in response to individual prescriptions for individual patients. In addition, in March 2011, CMS issued an informational bulletin to state Medicaid programs that they can choose to pay for the extemporaneously compounded hydroxyprogesterone caproate as an active pharmaceutical ingredient and this can be covered under the “medical supplies, equipment and appliances suitable for use in the home” portion of home health. Because CMS does not require states to list all of the items they cover under this section in the Medicaid state plan, states can cover hydroxyprogesterone caproate under their current state plans and do not need to submit a state plan amendment to provide for such coverage. The Company believes that this has had the effect of significantly limiting reimbursement for Makena® under various state Medicaid programs. The Company estimates that state Medicaid programs cover approximately 40% to 45% of the total number of pregnancies in the United States. The FDA’s and CMS’ statements have adversely affected the Company’s ability to realize the benefit of Makena’s® orphan drug marketing exclusivity and have had a significant adverse impact on sales of Makena®. Failure by the FDA to take enforcement action against compounding pharmacies engaged in activities beyond the scope of traditional compounding and CMS continuing to allow restrictions on access to Makena® and reimbursing for compounded product beyond the scope of traditional compounding for compounded hydroxyprogesterone caproate, has resulted, and may continue to result, in substantial sales of compounded alternatives to Makena® and effective loss of some or all of the Company’s orphan drug marketing exclusivity for the affected period of time.

As noted above, on November 8, 2011, the FDA issued a statement on Makena® acknowledging it has received information from the Company regarding the potency and purity of samples of bulk hydroxyprogesterone caproate APIs and compounded hydroxyprogesterone caproate products. The FDA has begun its own sampling and analysis of compounded hydroxyprogesterone caproate products and bulk APIs used to make them.

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

We had previously submitted ANDAs with the FDA seeking permission to market generic versions of several branded products, including varying strengths of the following:

•	Metadate CD® (methylphenidate hydrochloride) Extended-Release Capsules;

•	Ritalin LA® (methylphenidate hydrochloride) Extended-Release Capsules;

•	Focalin XR® (dexmethylphenidate hydrochloride) Extended-Release Capsules; and

•	Keppra XR® (levetiracetam) Extended-Release Tablets.

With respect to the first three ANDA submissions noted above, we previously sought favorable court rulings in patent infringement actions filed against us by the sponsors of the branded products. On March 1, 2010, we entered into a Settlement Agreement to settle the patent infringement actions with respect to Ritalin LA® and Focalin XR®. See Note 15—“Commitments and Contingencies—Litigation and Governmental Inquiries” of the Notes to Consolidated Financial Statements included in this Report for more information regarding the settlement. On April 2, 2010, we entered into a Settlement and License Agreement to settle the patent infringement action with respect to Metadate CD®. See Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report for more information regarding the settlement. The above noted ANDA submissions related to our divested generics business and were transferred to the purchaser when the sale was completed in August 2011.

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

U.S. Drug Enforcement Administration (the “DEA”). The DEA regulates certain drug products containing controlled substances, such as opioids, and List I chemicals, such as pseudoephedrine, pursuant to the CSA. Our divested generics business was subject to the requirements of the CSA and DEA regulations in the handling of any controlled substances in Schedules II-V or any of the List I chemicals identified in the CSA. As a result of the divesture, we no longer purchase, manufacture, store or distribute materials subject to these requirements and expect to surrender our licenses when they expire.

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

This federal requirement is effectuated through the Medicaid rebate agreement, which is between each manufacturer and the Secretary of Health and Human Services. The agreement provides that the drug manufacturer will remit a rebate to each state Medicaid agency, on a quarterly basis. Pursuant to recently enacted health reform legislation, effective for rebate periods after December 31, 2009, the rebates are as follows: for non-innovator products, in general generic drugs marketed under ANDAs, the rebate amount is 13% of the average manufacturer price (“AMP”) for the quarter; for innovator products, in general brand-name products marketed under NDAs, the rebate amount is the greater of 23.1% of the AMP for the quarter or the difference between such AMP and the best price for that same quarter. The 23.1% is lowered to 17.1% for certain clotting factor and pediatric drug products. An additional rebate for innovator products is payable in the amount by which, if any, the product’s AMP has increased at a rate faster than inflation since the products launch. In addition, the Company provides supplemental rebates for some of it products. Recently enacted health reform legislation changes the additional rebate formula for certain products that qualify as new formulations of existing drugs, effective for drugs paid for by a state as of the first quarter of calendar year 2010, so that the additional rebate for such products can be increased and based on the additional rebate for the original drug. It also caps the total rebate amount for innovator drugs at 100% of the AMP.

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

Tricare Retail Program. On March 17, 2009, the DoD Tricare Management Activity (“TMA”) issued a Final Rule pursuant to Section 703 of the National Defense Authorization Act of 2008 (“NDAA”) to establish a program under which it will seek Federal Ceiling Price-based rebates from drug manufacturers on Tricare retail utilization. Under the Final Rule, which became effective May 26, 2009, DoD asserts an entitlement to rebates on Tricare Retail Pharmacy utilization from January 28, 2008 forward, unless TMA grants a waiver or compromise of amounts due from quarters that have passed prior to execution of a voluntary agreement with DoD. Ther-Rx submitted a request for waiver for the entirety of its rebate liability based on utilization occurring on or after

January 28, 2008, and before July 15, 2009, the effective date of its Tricare voluntary rebate agreement with DoD. The total amount for which a waiver was requested is approximately $0.5 million. ETHEX did not request a waiver, instead opting to pay all rebate liability since the date of enactment of the NDAA. ETHEX also entered into a Tricare voluntary rebate agreement with DoD, which became effective July 13, 2009.

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

Per the Final Rule, rebates are computed by subtracting the applicable FCP from the corresponding annual Non-FAMP. We believe the estimated liability for Tricare retail utilization from January 28, 2008 through July 14, 2009 is approximately $0.5 million. It is possible that, pursuant to the waiver request submitted by us, in accordance with the provisions of the Final Rule, DoD will agree to accept a lesser sum or waive payment of the entire amount for these pre-agreement periods.

Anti-Kickback and False Claims Statutes. In addition to the FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical and medical device industries in recent years. These laws include anti-kickback statutes and false claims statutes.

The federal health care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration to individuals or entities in a position to prescribe, purchase, or recommend our products may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid or to reduce an amount owed to the federal government. Recently, several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product or for allegedly misreporting the pricing data on which Medicaid rebates are calculated so as to reduce the amount of rebates owed to state Medicaid programs. Other companies have been prosecuted for causing false claims to be submitted because of the company’s marketing of the product for unapproved, and thus non-reimbursable, uses. Our dissolved subsidiary ETHEX was named as a defendant in a qui tam litigation filed under seal based on such claims with respect to certain unapproved drug products sold by ETHEX and we responded to subpoenas and inquiries by HHS OIG and the U.S. Department of Justice’s U.S. Attorney’s Office in Boston in connection with such claims. We have settled these claims (see Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report). The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, debarment from contracting with the government, criminal fines, and imprisonment.

Environment

We do not expect that compliance with federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have a material effect on our capital expenditures, earnings or competitive position.

Employees

During fiscal year 2012, we sold our generics business, which reduced our workforce. In addition, we converted sales representatives who previously worked for us through a contract sales organization to internal employees. As a result, our total number of full time employees was 214 at March 31, 2012.

(d) Financial information about geographic areas

The Company primarily operates in the United States. Royalty revenues of less than 4% of gross sales were generated outside of the United States.

(e) Available Information

We make available, free of charge through our Internet website (http://www.kvpharmaceutical.com), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the SEC. Also, copies of our Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Code of Ethics for Senior Executives and Standards of Business Ethics for all directors and employees are available on our website, and available in print to any shareholder who requests them. The information posted on our website is not incorporated into this Report.

In addition, the SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC.

(f) Significant Developments

Sale of Generics Business

In June 2011, the Company entered into an Asset Purchase Agreement pursuant to which the Company, K-V Generic and DrugTech agreed to sell substantially all of the assets of K-V Generic and the Company’s generic products business (the “Divested Assets”) to the buyer. The sale was completed in August 2011.

The Divested Assets, as more fully described in the Asset Purchase Agreement, consisted of: (i) all rights, title and interest in and to the Company’s Micro-K® 8 mEq and 10 mEq products and the Company’s generic products, including the Company’s Potassium Chloride Extended Release Capsule products; (ii) the New Drug Applications and Abbreviated New Drug Applications related to the products; (iii) certain real property and real property leases associated with K-V Generic and the Company’s generics products business; (iv) manufacturing and other equipment associated with K-V Generic and the Company’s generics products business; (v) contracts, marketing materials and books and records associated with K-V Generic and the Company’s generics products business; (vi) the raw materials, work-in-process and finished products inventories associated with K-V Generic and the Company’s generics product business as of the closing of the transaction; (vii) the Company’s accounts receivable and prepaid expenses associated with K-V Generic and the Company’s generics products business; and (viii) certain intellectual property associated with K-V Generic and the Company’s generics products business, including the trade name “Nesher.”

In consideration for the Divested Assets, the buyer paid cash of $60.5 million, subject to possible adjustment based upon the operating working capital of the business at the closing date, and agreed to assume certain liabilities of the Company’s generics business. At the closing of the transaction, the buyer deposited $7.5 million of the purchase price in an escrow arrangement for post-closing indemnification purposes, which the Company has recorded as restricted cash and deferred income until certain post-closing matters are resolved.

Makena® Matters

American College of Obstetricians and Gynecologists (“ACOG”) and Society for Maternal-Fetal Medicine (“SMFM”)

On October 13, 2011, ACOG and SMFM issued an information update on compounded 17P that ensures health care providers, patients, and the payer community have the facts regarding FDA-approved Makena®. The information update emphasized that previous ACOG and SMFM statements regarding Makena® were not intended to be used by private or public payers as a basis for interfering with the medical judgment of health care providers or denying patient access to Makena®. It also stated that physicians should understand the inherent differences between an FDA-approved manufactured product and a compounded preparation, and that ACOG and SMFM’s previous statements were not meant to suggest that Makena® and compounded 17P are identical products.

FDA

The Company issued a news release on November 8, 2011, regarding the research cited in an FDA statement noted below. In the release, the Company noted that testing conducted by independent laboratories, commissioned by Ther-Rx, shows that multiple samples of both compounded 17P drug formulations and API that may be used in compounded 17P failed to meet certain established standards for potency and purity. Research commissioned by the Company also shows that the API available for us in compounded 17P formulations originates primarily from facilities in China that are neither registered with, nor inspected by, the FDA.

On November 8, 2011, the FDA issued a statement on Makena® acknowledging it received information from the Company regarding the potency and purity of samples of bulk hydroxyprogesterone caproate APIs and compounded hydroxyprogesterone caproate products. The FDA stated, “According to the analysis of this information provided by the Company, there is variability in the purity and potency of both the bulk APIs and compounded hydroxyprogesterone caproate products that were tested.” The agency began its own sampling and analysis of compounded hydroxyprogesterone products and the bulk APIs used to make them. In the FDA’s statement, the agency “reminds health care providers and patients that before approving the Makena® new drug application, FDA reviewed manufacturing information, such as the source of the active pharmaceutical ingredient (API) used by the manufacturers, proposed manufacturing processes and the firm’s adherence to current good manufacturing practice. Therefore, as with other approved drugs, greater assurance of safety and effectiveness is generally provided by the approved product than by a compounded product.”

Hologic Agreement

As discussed in Note 5—“Acquisition” of the Notes to Consolidated Financial Statements included in this Report, the Company entered into an Asset Purchase Agreement (the “Original Makena® Agreement”) with Hologic, for the purchase of the worldwide rights to Makena® and certain related assets. Additionally, the Company on January 8, 2010, entered into a first amendment to the Original Makena® Agreement. The Company entered into a second amendment to the Original Makena® Agreement on February 4, 2011. The Original Makena® Agreement was subsequently amended in a third amendment dated February 10, 2011, a fourth amendment dated March 10, 2011 and a fifth amendment dated April 27, 2011, in connection with the transfer of certain assets and the assignment of certain related agreements.

On January 17, 2012, the Company entered into a sixth amendment (“Amendment No. 6”) to the Original Makena® Agreement, which amended and restated Payment Schedule 1 and Payment Schedule 2 and related provisions set forth in Amendment No. 2, by clarifying and modifying such payment schedules as follows:

(a) Payment Schedule 1

(i) the $45.0 million payment is due on August 4, 2012,

(ii) the first $20.0 million payment is due on November 4, 2012,

(iii) the second $20.0 million payment is due on February 4, 2013, plus any previously unpaid amount due pursuant (a)(ii),

(iv) the $10.0 million payment is due on May 4, 2013, plus any previously unpaid amount due pursuant to (a)(ii) and (a)(iii), and

(v) on the earlier to occur of (a) the occurrence of an Event of Default under the Indenture governing the Senior Notes (as the same may be amended from time to time) and (b) March 16, 2015, the Royalty Amount (as such term is defined in the Original Makena® Agreement, as amended) payable in respect of Net Sales (as such term is defined in the Original Makena® Agreement, as amended) of Makena® for the period beginning on February 4, 2012 and ending on August 4, 2012 is due.

(b) Payment Schedule 2

(i) the first $7.3 million payment is due on August 4, 2012, plus a royalty equal to 5% of net sales of Makena® made during the period from February 4, 2012 and ending on August 4, 2012;

(ii) on each next 12 successive monthly anniversaries of August 4, 2012, a $7.3 million payment is due;

(iii) within ten business days of February 4, 2013, a royalty equal to 5% of net sales of Makena® made during the period from August 5, 2012 and ending on February 4, 2013 is due; and

(iv) within ten business days of August 4, 2013, a royalty equal to 5% of net sales of Makena® made during the period from February 5, 2013 and ending on August 4, 2013 is due.

In connection with and upon execution of Amendment No. 6, the Company also made a payment of $12.5 million to Hologic, which payment prior to Amendment No. 6 was scheduled to be made on February 4, 2012.

Moreover, Amendment No. 6 clarified that if the Company elects Payment Schedule 1 and thereafter elects to pay the $45.0 million payment earlier than August 4, 2012, the Royalty Amount required to be paid as described in (a)(v) above shall be calculated during the period beginning on February 4, 2012 and ending on the date the $45.0 million payment is made. Additionally, in such event, the subsequent payments will be paid in three month intervals following the $45.0 million payment date.

Following the $12.5 million payment made on January 17, 2012, the Company has made all of its required payments due to Hologic under the Original Makena® Agreement, as amended, and is not required to make any additional payments to Hologic until August 4, 2012, in accordance with the payment schedules provided for in the Makena Agreement.

Legal Settlement

On August 29, 2002, Constance Conrad (“Relator”) filed a complaint in the United States District Court for the District of Massachusetts styled United States ex rel. Constance Conrad, et al. v. Abbott Laboratories, Inc., pursuant to the qui tam provisions of the False Claims Act, against multiple defendants, including the Company. Specifically, the Relator alleged that the Company failed to advise the CMS that certain products formerly marketed by ETHEX, including Nitroglycerin Extended Release Capsules and Hyoscyamine Sulfate Extended Release Capsules, did not qualify for coverage under federal health care programs. On December 6, 2011 the parties, including the Department of Justice, the United States Attorney’s Office for the District of Massachusetts, the Office of Inspector General of the Department of Health and Human Services and the TRICARE Management Activity (collectively, the “Parties”) entered into a Settlement Agreement to resolve this dispute. Pursuant to the Settlement Agreement, the Company agreed to pay a total sum of $17.0 million, plus interest, to the parties in installments over five years as follows:

Total payment amounts including interest ($ in millions)	Payment Year

$0.6	2011

$0.4	2012

$2.4	2013

$3.4	2014

$5.4	2015

$6.7	2016

The Company has made all payments that were due. In addition, the Company agreed to pay certain attorneys’ fees and costs to Relator’s counsel. The Company did not admit any wrong doing in connection with the allegations raised in the complaint, and upon the initial payment, the Parties and Relator: 1) dismissed with prejudice all claims relating to the alleged conduct with regard to Nitroglycerin Extended Release Capsules and Hyoscyamine Sulfate Extended Release Capsules; 2) dismissed all remaining claims asserted in the complaint with prejudice to the Relator; and 3) dismissed all remaining claims asserted in the complaint without prejudice to the United States.

The Settlement Agreement provides the parties with various remedies and potential penalties for any failure by the Company to abide by the payment terms contained therein, including the right of the parties to rescind its release, offset any monies owed to the Company by the United States, seek payment for the full amount of its claim against the Company, and exclude the Company from participating in any Federal health care program.

Ability to Continue as a Going Concern

There is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements filed in this Report were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The historical consolidated financial statements included in this Report do not include any adjustments that might be necessary if we are unable to continue as a going concern. The report of our independent registered public accountants BDO USA, LLP, included in this Report, includes an explanatory paragraph related to our ability to continue as a going concern.

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (1) the need to obtain additional capital despite the proceeds from the offering of the 2015 Notes in March 2011, the equity we were able to issue in February 2011, the equity line of credit we put in place in June 2012 from which we have not yet received proceeds (see Note 1—“Description of Business—General Overview” of the Notes to Consolidated Financial Statements included in this Report) and the sale of assets; (2) previous statements and actions by the FDA to permit continued manufacturing of compounded alternatives to Makena® and by CMS to permit compounded alternatives to Makena® to be reimbursed under the Medicaid program and the resulting actions by State Medicaid agencies which have had an adverse impact on sales of Makena® (3) our ability to comply with debt covenants; (4) our ability to obtain future revenues from the sales of Makena® sufficient to meet our future needs and expectations, including our ability to satisfy the $95.0 million of remaining milestone payments to Hologic beginning August 4, 2012; (5) the timing and number of approved products that will be reintroduced to the market and the related costs; (6) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; and (7) the outcome and potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report. Our assessment was further affected by our fiscal year 2012 net loss of $102.3 million, which includes a non-cash gain of $87.6 million related to warrants offset by a non-cash impairment of $31.0 million related to our fixed assets, our net loss of $271.7 million for fiscal year 2011 and the outstanding balance of cash and cash equivalents of $50.7 million as of March 31, 2012. For periods subsequent to March 31, 2012, we expect losses to continue, because we are unable to generate any significant revenues until we are able to generate significant sales of Makena®, which was approved by the FDA in February 2011 and which we began shipping in March 2011 and also begin selling more of our other products. We have continued to ship Evamist®, which is manufactured for the Company by a third party. We are continuing to work with our contract manufacturers to prepare Clindesse® and Gynazole-1® for relaunch and expect to resume shipping these products sometime during fiscal year 2013. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to increase market share of Makena®. If we are not able to raise additional capital through equity issuances, asset sales or other means, obtain the FDA’s approval to resume distribution of more of our approved products in a timely manner and at a reasonable cost, or if revenues from the sale of approved products introduced or reintroduced into the market place, including Makena®, prove to be insufficient, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to address, among other factors: (1) the need to obtain additional capital; (2) our ability to satisfy the remaining milestone payments to Hologic, which are due beginning August 4, 2012; (3) sales of Makena® (which was approved by the FDA in February 2011) notwithstanding actions by the FDA to permit continued manufacturing of compounded alternatives and by CMS to permit compounded alternatives to be reimbursed under the Medicaid program and the resulting actions by State Medicaid agencies; (4) compliance with our debt covenants; (5) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report; (6) the timing, number and revenue generation of approved products that will be introduced or reintroduced to the market and the related costs; and (7) the requirements under the consent decree with the FDA in order to resume shipment of products manufactured for us. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with introducing or reintroducing approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition and retention of the rights to Makena® (see Note 5—“Acquisition” of the Notes to Consolidated Financial Statements included in this Report), the financial obligations pursuant to the plea agreement, costs associated with our legal counsel and consultant fees, as well as the significant costs associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. In the near term, if we are not able to raise additional capital, comply with debt covenants, increase sales of Makena®, obtain the FDA’s clearance to resume distribution of more of our approved products in a timely manner and at a reasonable cost, and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, we are focused on performing the following: (1) raising additional capital; (2) addressing the FDA’s and the resulting actions by State Medicaid agencies concerns regarding patient access to Makena® and CMS policy permitting Medicaid program reimbursement of compounded products; (3) meeting our obligations under the Hologic agreement, including the remaining milestone payments which are due beginning August 4, 2012; (4) the continued commercial launch of Makena®; (5) meeting the requirements of the consent decree, which will allow certain of our approved products to be reintroduced to the market; and (6) pursuing various means to minimize operating costs. Since December 31, 2010, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirements from a $32.3 million private placement of Class A Common Stock to a group of institutional investors in February 2011 and the 2015 Notes in March 2011 (which were used, in part, to repay all existing obligations under the agreement with U.S. Healthcare) (see Note 13—“Long-Term Debt” of the Notes to Consolidated Financial Statements included in this Report for a description of the 2015 Notes), $60.5 million, including $7.5 million held in escrow, from the divestiture of our generics business. We are pursuing ongoing efforts to increase cash, including the continued implementation of cost savings, the return of certain additional approved products to market in a timely manner, and the sale of assets. We cannot provide assurance that we will be able to realize additional cost reductions from reducing our operations, that any of our approved products can be returned to the market in a timely manner, that our higher profit approved products will return to the market in the near term or at all or that we can obtain additional cash through asset sales or the sale of equity or the successful commercialization of Makena®. If we are unsuccessful in our efforts to raise additional capital, make significant progress with the FDA and CMS regarding access to and removing restrictions on Medicaid coverage of Makena® in certain states, sell assets, introduce or return our products to market at adequate levels, or prior to August 2012, address the remaining milestone payments due to Hologic we may be required to further reduce our operations, including further reductions of our employee base, or we may be required to restructure our debt and other payment obligations or cease certain or all of our operations in order to offset the lack of available funding.

On August 8, 2011 we sold substantially all of the assets of K-V Generic and our generic products business to Zydus Pharmaceuticals for approximately $60 million. In addition, we continue to evaluate the sale of certain of our other assets. However, due to general economic conditions, we will likely be exposed to risks related to the overall macro-economic environment, including a lower rate of return than we have historically experienced on our invested assets and being limited in our ability to sell assets. In addition, we cannot provide any assurance that we ultimately will be successful in finding suitable purchasers for the sale of such assets. Even if we are able to find purchasers, we may not be able to obtain attractive terms and conditions for such sales, including attractive pricing. In addition, divestitures of businesses involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and earnings associated with the divested business, and the disruption of operations in the affected business. In addition, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources. Inability to consummate identified asset sales or manage the post-separation transition arrangements could adversely affect our business, financial condition, results of operations and cash flows.

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

There is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements filed in this Report were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The historical consolidated financial statements included in this Report do not include any adjustments that might be necessary if we are unable to continue as a going concern. The report of our independent registered public accountants BDO USA, LLP, included in this Report, includes an explanatory paragraph related to our ability to continue as a going concern.

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (1) the need to obtain additional capital despite the proceeds from the offering of the 2015 Notes in March 2011, the equity we were able to issue in February 2011, the equity line of credit we put in place in June 2012 from which we have not yet received proceeds (see Note 1—“Description of Business—General Overview” of the Notes to Consolidated Financial Statements included in this Report) and the sale of assets; (2) previous statements and actions by the FDA to permit continued manufacturing of compounded alternatives to Makena® and by CMS to permit compounded alternatives to Makena® to be reimbursed under the Medicaid program and the resulting actions by State Medicaid agencies which have had an adverse impact on sales of Makena® (3) our ability to comply with debt covenants; (4) our ability to obtain future revenues from the sales of Makena® sufficient to meet our future needs and expectations, including our ability to satisfy the $95.0 million of remaining milestone payments to Hologic beginning August 4, 2012; (5) the timing and number of approved products that will be reintroduced to the market and the related costs; (6) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; and (7) the outcome and potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report. Our assessment was further affected by our fiscal year 2012 net loss of $102.3 million, which includes a non-cash gain of $87.6 million related to warrants offset by a non-cash impairment of $31.0 million related to our fixed assets, our net loss of $271.7 million for fiscal year 2011 and the outstanding balance of cash and cash equivalents of $50.7 million as of March 31, 2012. For periods subsequent to March 31, 2012, we expect losses to continue, because we are unable to generate any significant revenues until we are able to generate significant sales of Makena®, which was approved by the FDA in February 2011 and which we began shipping in March 2011 and also begin selling more of our other products. We have continued to ship Evamist®, which is manufactured for the Company by a third party. We are continuing to work with our contract manufacturers to prepare Clindesse® and Gynazole-1® for relaunch and expect to resume shipping these products sometime during fiscal year 2013. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to increase market share of Makena®. If we are not able to raise additional capital through equity issuances, asset sales or other means, obtain the FDA’s approval to resume distribution of more of our approved products in a timely manner and at a reasonable cost, or if revenues from the sale of approved products introduced or reintroduced into the market place, including Makena®, prove to be insufficient, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to address, among other factors: (1) the need to obtain additional capital; (2) our ability to satisfy the remaining milestone payments to Hologic, which are due beginning August 4, 2012; (3) sales of Makena® (which was approved by the FDA in February 2011) notwithstanding actions by the FDA to permit continued manufacturing of compounded alternatives and by CMS to permit compounded alternatives to be reimbursed under the Medicaid program and the resulting actions by State Medicaid agencies; (4) compliance with our debt covenants; (5) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this

Report; (6) the timing, number and revenue generation of approved products that will be introduced or reintroduced to the market and the related costs; and (7) the requirements under the consent decree with the FDA in order to resume shipment of products manufactured for us. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with introducing or reintroducing approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition and retention of the rights to Makena® (see Note 5—“Acquisition” of the Notes to Consolidated Financial Statements included in this Report), the financial obligations pursuant to the plea agreement, costs associated with our legal counsel and consultant fees, as well as the significant costs associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. In the near term, if we are not able to raise additional capital, comply with debt covenants, increase sales of Makena®, obtain the FDA’s clearance to resume distribution of more of our approved products in a timely manner and at a reasonable cost, and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, we are focused on performing the following: (1) raising additional capital; (2) addressing the FDA’s and the resulting actions by State Medicaid agencies concerns regarding patient access to Makena® and CMS policy permitting Medicaid program reimbursement of compounded products; (3) meeting our obligations under the Hologic agreement, including the remaining milestone payments which are due beginning August 4, 2012; (4) the continued commercial launch of Makena®; (5) meeting the requirements of the consent decree, which will allow certain of our approved products to be reintroduced to the market; and (6) pursuing various means to minimize operating costs. Since December 31, 2010, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirements from a $32.3 million private placement of Class A Common Stock to a group of institutional investors in February 2011 and the 2015 Notes in March 2011 (which were used, in part, to repay all existing obligations under the agreement with U.S. Healthcare) (see Note 13—“Long-Term Debt” of the Notes to Consolidated Financial Statements included in this Report for a description of the 2015 Notes), $60.5 million, including $7.5 million held in escrow, from the divestiture of our generics business. We are pursuing ongoing efforts to increase cash, including the continued implementation of cost savings, the return of certain additional approved products to market in a timely manner, and the sale of assets. We cannot provide assurance that we will be able to realize additional cost reductions from reducing our operations, that any of our approved products can be returned to the market in a timely manner, that our higher profit approved products will return to the market in the near term or at all or that we can obtain additional cash through asset sales or the sale of equity or the successful commercialization of Makena®. If we are unsuccessful in our efforts to raise additional capital, make significant progress with the FDA and CMS regarding access to and removing restrictions on Medicaid coverage of Makena® in certain states, sell assets, introduce or return our products to market at adequate levels, or prior to August 2012, address the remaining milestone payments due to Hologic we may be required to further reduce our operations, including further reductions of our employee base, or we may be required to restructure our debt and other payment obligations or cease certain or all of our operations in order to offset the lack of available funding.

On August 8, 2011 we sold substantially all of the assets of K-V Generic and our generic products business to Zydus Pharmaceuticals for approximately $60 million. In addition, we continue to evaluate the sale of certain of our other assets. However, due to general economic conditions, we will likely be exposed to risks related to the overall macro-economic environment, including a lower rate of return than we have historically experienced on our invested assets and being limited in our ability to sell assets. In addition, we cannot provide any assurance that we ultimately will be successful in finding suitable purchasers for the sale of such assets. Even if we are able to find purchasers, we may not be able to obtain attractive terms and conditions for such sales, including attractive pricing. In addition, divestitures of businesses involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and earnings associated with the divested business, and the disruption of operations in the affected business. In addition, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources. Inability to consummate identified asset sales or manage the post-separation transition arrangements could adversely affect our business, financial condition, results of operations and cash flows.

Our future business success in the next several years, as well as the continuing operation of our Company, depends critically upon our ability to achieve revenues from the sale of Makena® consistent with our business expectations. A failure to achieve these objectives and sufficient market success in selling Makena® will materially adversely affect the success and viability of our Company and would likely result in a default under our debt obligations.

On January 16, 2008, the Company entered into an Asset Purchase Agreement (the “Makena® Agreement”) with Cytyc Prenatal Products Corp. and Hologic, Inc. (Cytyc Prenatal Products Corp. and Hologic, Inc. are referred to collectively as “Hologic”), as further described in Note 5—“Acquisition” of the Notes to Consolidated Financial Statements included in this Report. Under our agreement with Hologic, we completed the acquisition of Makena® upon making a $12.5 million payment to Hologic on February 10, 2011. Under our agreement with Hologic, as amended, we made a $12.5 million additional payment on January 17, 2012, and we must make subsequent additional milestone payments and our payment obligations are secured by a lien on our rights to Makena® granted to Hologic. We have certain revenue expectations with respect to both the sale of Makena® as well as the sales of our approved products that are allowed to return to the market by the FDA following successful inspections under the consent decree. If we cannot successfully commercialize Makena®, and achieve those revenue expectations with respect to Makena®, this would result in material adverse impact on our results of operations and liquidity, and ability to continue as a going concern.

Moreover, if we fail to pay to Hologic any of the remaining payments when they mature under our agreement, as amended, with Hologic, our rights to the Makena® assets will transfer back to Hologic.

As discussed in Note 5—“Acquisition” of the Notes to Consolidated Financial Statements included in this Report, we modified the Makena® Agreement pursuant to an amendment entered into in January 2010 (“Amendment No. 1”). Pursuant to Amendment No. 1, we made a $70.0 million cash payment to Hologic upon execution of Amendment No. 1. We entered into a second amendment to the Makena® Agreement on February 4, 2011 (“Amendment No. 2”), and have subsequently further amended the agreement. Under the Makena® Agreement, as currently amended (the “Amended Makena® Agreement”), we are required to pay a series of additional future scheduled cash payments in the aggregate amount of $95.0 million upon agreed upon milestones. In addition, for the period beginning on February 4, 2012 and ending on August 4, 2012, royalties on the sales of Makena® shall be accrued but not become payable to Hologic until the earlier to occur of: (1) March 16, 2015; or (2) the occurrence of an event of default under the indenture governing the 2015 Notes. We also may become obligated to pay additional amounts as royalties if we elect to defer certain future milestone payments. (The date on which we make the final cash payment is referred to as the “Final Payment Date.”) If, prior to the Final Payment Date, we fail to make certain payments, we are obligated to transfer back to Hologic ownership of the Purchased Assets (as defined in the Amended Makena® Agreement), including certain improvements made thereto by us, as well as other after-acquired assets and rights used by us in connection with the Makena® business (the “Retransfer”). If the Retransfer were to occur, we would not be reimbursed for the payments we have made up to that point to Hologic under the Amended Makena® Agreement. Our failure to pay any of the remaining payments when required under the Amended Makena® Agreement and the resulting Retransfer would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In connection with its approval under subpart H regulations, the FDA granted an orphan drug designation for Makena®. As part of this designation, the Company was granted a seven-year marketing exclusivity period. The sub-part H regulations allow certain drugs for serious conditions to be submitted for FDA marketing approval under the basis of one controlled clinical trial instead of the usual case of two clinical trials. Typically, there is an additional post-marketing commitment to perform a second confirmatory clinical trial. If this trial does not replicate the positive results of the original trial, the FDA can take various actions such as requesting another clinical trial or withdrawing the conditional approval. We cannot be certain of the results of the confirmatory clinical trial (expected in 2016) and what action the FDA may take if the results were not as expected based on the first clinical trial.

The success of the Company’s commercialization of Makena® is dependent upon a number of factors, including: (1) our ability to satisfy the remaining $95.0 million of milestone payments owed to Hologic; (2) successfully obtaining agreements for coverage and reimbursement rates on behalf of patients and medical practitioners prescribing Makena® with third-party payors, including government authorities, private health insurers and other organizations, such as health maintenance organizations (“HMOs”), insurance companies, and Medicaid programs and administrators; (3) the extent to which pharmaceutical compounders continue to produce non-FDA approved purported substitute product; and (4) the Company’s ability to maintain certain net pricing levels and unit sales for Makena®. The Company has been criticized regarding the list pricing of Makena® in numerous news articles and Internet postings. In addition, the Company has received, and may continue to receive, letters criticizing the Company’s list pricing of Makena® from numerous medical practitioners and advocacy groups, including the March of Dimes, American College of Obstetricians and Gynecologists, American Academy of Pediatrics and the Society for Maternal Fetal Medicine. Several of these advocacy groups issued their own press releases regarding their criticism of the pricing of Makena® and endorsed the statements made by the FDA regarding compounded product (discussed below). In addition, the Company is aware that certain doctors have chosen to continue prescribing the non-FDA approved purported substitute product made by pharmaceutical compounders in lieu of even considering prescribing Makena®.

Further, the Company received letters from United States Senators and members of the United States Congress asking the Company to reduce its indicated pricing of Makena® and requesting information with respect to Makena®, its pricing and the Company’s cost related to Makena®. One of the Senators also previously sent a letter to CMS asking for CMS’ views on the ramification of the pricing of Makena® on the Medicaid system and, together with another Senator, previously sent a letter to the Federal Trade Commission asking the agency to initiate an investigation of our pricing of Makena®. Staff members of the U.S. Senate Finance Committee advised the Company that federal legislation targeted at the Company’s sale of Makena® may be introduced unless the Company further reduces its price. Communications with members of Congress and their staffs indicate that hearings in Congress on the Company’s pricing of Makena® may occur. The FDA communicated to the Company and also separately issued a press release that, in order to ensure continued access for patients needing hydroxyprogesterone caproate, the FDA intended to refrain at this time from taking enforcement action with respect to compounding pharmacies producing compounded hydroxyprogesterone caproate in response to individual prescriptions for individual patients. The impact of the FDA’s statement on the effectiveness of the Company’s orphan drug marketing exclusivity is at present still unclear but a failure by the FDA to take enforcement action against compounding pharmacies may have resulted in substantial sales of compounded alternatives to Makena® and effective loss of some or all of such marketing exclusivity for the affected period of time. The Company’s representatives met with the FDA staff to discuss access to Makena® and to provide information to the FDA relevant to its public statement.

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

The Company has been responding to these criticisms and events in a number of respects, including the announced reduction in the published list price of Makena® from $1,500 per injection to $690 per injection on April 1, 2011 (prior to expected further discounting of such list price by the mandatory 23.1% Medicaid rebate and other supplemental rebates and discounts already agreed to or currently under negotiation with public and private payors), and the expansion of an already announced patient assistance program for patients who are not covered by health insurance or could otherwise not afford Makena® or their respective co-pays. Further, the Company is working directly with health insurers, pharmacy benefit managers, Medicaid management companies, and others regarding the net cost of Makena® coverage and reimbursement programs and other means by which Makena® would be available to patients. The Company can give no assurance as to whether these responses and negotiations will be successful at obtaining an economically sufficient price or unit sales for Makena®.

The commercial success and viability of the Company is largely dependent upon these efforts and appropriately responding to the media, physician, institutional, advocacy group and governmental concerns and actions regarding the pricing and sales of Makena®. The Company has substantial debt and liabilities that come due both in the near-term and over the next several years and the pricing and revenues that the Company must achieve from the sale of Makena®, together with our sales of other products, must be substantial enough to allow us to meet these obligations, refinance or retire such debt and liabilities when due, and generate sufficient profits to ensure the Company’s viability as a pharmaceutical company prior to the end of the orphan drug exclusivity period for Makena®.

In addition to the sale of our generic products business, we have decided to explore strategic alternatives with respect to certain of our assets. Such sales could pose risks and may materially adversely affect our business. Our failure to liquidate or sell assets on terms favorable to us, or at all, could have a material adverse effect on our financial condition and cash flows.

We have completed the sale of substantially all of the assets of PDI, our generic products business and the sale of certain other assets. We currently are exploring strategic alternatives with respect to certain of our other assets. However, due to the general economic slowdown, we will likely be exposed to risks related to the overall macro-economic environment, including a lower rate of return than we have historically experienced on our invested assets and being limited in our ability to sell assets or to identify and carry out advantageous strategic alternatives.

As noted above, we have decided to explore strategic alternatives with respect to certain assets and will seek to identify other assets for potential sale. However, we cannot provide any assurance that we will ultimately be successful with these strategic alternatives or in finding suitable purchasers for the sale of such assets. Even if we are able to find purchasers, we may not be able to obtain attractive terms and conditions for such sales, including attractive pricing. In addition, divestitures of businesses may also involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and earnings associated with the divested business, and the disruption of operations in the affected business. In addition, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources.

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

We are fully cooperating in certain governmental matters, including pending litigations with the States of Utah and Louisiana with respect to AWP with respect to ETHEX products in past years. (see Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report). We have also received a civil investigative demand from the State of Texas that appears to pertain to Makena®. We are not aware whether, or the extent to which, any pending governmental inquiries and/or related private litigation might result in the payment of fines, penalties or judgments or the imposition of operating restrictions on our business; however, if we are required to pay fines, penalties or judgments, the amount could be material.

Furthermore, any governmental enforcement action could require us to operate under significant restrictions, place substantial burdens on management, hinder our ability to attract and retain qualified employees and/or cause us to incur significant costs or damages.

In connection with the guilty plea by ETHEX pursuant to the plea agreement, ETHEX was expected to be excluded from participation in federal health care programs, including Medicare and Medicaid. As a result, HHS OIG had discretionary authority to seek to similarly exclude our Company from participation in federal health care programs. In addition, in light of the exclusion of Marc S. Hermelin on November 18, 2010, HHS OIG had discretionary authority to seek to similarly exclude our Company from participation in federal health care programs. However, on November 10, 2010, Mr. M. Hermelin voluntarily resigned as a member of the Board of Directors. We had been advised that HHS OIG notified Mr. M. Hermelin that he would be excluded from participating in federal health care programs effective November 18, 2010. In an effort to avoid adverse consequences to our Company, including the foregoing potential discretionary exclusion of our Company, and to enable our Company to secure our expanded financial agreement, HHS OIG, Mr. M. Hermelin and his wife (solely with respect to shares owned jointly between them and certain other obligations therein) entered into a settlement agreement (the “Settlement Agreement”) under which Mr. M. Hermelin also resigned as trustee of all family trusts that hold KV stock, agreed to divest his personal ownership interests in our Company’s Class A Common and Class B Common stock (approximately 1.8 million shares), including certain shares owned jointly with his wife over an agreed upon period of time in accordance with a divestiture plan and schedule approved by HHS OIG, and agreed to refrain from voting stock under his personal control. In order to implement such agreement, Mr. M. Hermelin and his wife granted to an independent third party immediate irrevocable proxies and powers of attorney to divest his (and their jointly owned) personal stock interests in our Company if Mr. M. Hermelin does not timely do so. The Settlement Agreement also required Mr. M. Hermelin to agree, for the duration of his exclusion, not to seek to influence or be involved with, in any manner, the governance, management, or operations of our Company. As long as the parties comply with the Settlement Agreement, HHS OIG has agreed not to exercise its discretionary authority to exclude our Company from participation in federal health care programs, thereby allowing our Company and our subsidiaries (with the single exception of ETHEX, which was filed for dissolution under state law effective December 15, 2010, pursuant to the Divestiture Agreement with HHS OIG) to continue to conduct business through all federal and state health care programs. The Company is also a signatory to the Settlement Agreement between HHS OIG and Mr. M. Hermelin with respect to certain obligations therein, including adopting certain internal policies and notices, reporting violations, reimbursing certain fees of a third party acting under the agreement, and taking certain actions in support of the agreement, including providing certain assistance in the sale of the shares being divested thereunder.

On November 15, 2010, we entered into the Divestiture Agreement with HHS OIG under which we agreed to sell the assets and operations of ETHEX to unrelated third parties prior to April 28, 2011 and to file articles of dissolution with respect to ETHEX under Missouri law by that date. We filed articles of dissolution for ETHEX on December 15, 2010. Following the filing, ETHEX may not engage in any new business other than winding up its operations and will engage in a process provided under Missouri law to identify and resolve its liabilities over at least a two-year period. Under the terms of the Divestiture Agreement, HHS OIG agreed not to exclude ETHEX from federal health care programs until April 28, 2011 and, upon completion of the sale of the ETHEX assets and of the filing of the articles of dissolution of ETHEX, the agreement will terminate. Civil monetary penalties and exclusion of ETHEX could have occurred if we had failed to meet our April 28, 2011 deadline. The sales of ETHEX’s assets (other than certain fixtures as to which HHS OIG has consented to non-divestiture) were completed prior to the April 28, 2011 deadline and ETHEX no longer has any ongoing material assets or operations other than those required to conclude the winding up process under Missouri law. We have also received a letter from HHS OIG advising us further that assuming that we have complied with all agreements deemed necessary by HHS OIG, HHS OIG would not exclude ETHEX thereafter. On April 1, 2011, we requested confirmation from HHS OIG that the steps and actions described in our reports to HHS OIG constituted full compliance with the duties KV and ETHEX were to complete by April 28, 2011 under the Divestiture Agreement, such that they are not at risk for stipulated penalties or exclusion after that date under the Divestiture Agreement. On April 8, 2011, we received a letter from HHS OIG stating that, at this time, based upon the information provided to HHS OIG in our monthly submissions, HHS OIG has no concerns regarding the actions taken by KV and ETHEX pursuant to the Divestiture Agreement. On May 20, 2011, we received a letter from HHS OIG stating that based on its review of the information provided in our monthly reports, it appeared that the Company and ETHEX had completed our obligations under the Divestiture Agreement.

As a result of the foregoing actions and agreements entered into by Mr. M. Hermelin, the two agreements with HHS OIG and the referenced correspondence with HHS OIG, we believe we have resolved our remaining issues with respect to HHS OIG and are positioned to continue to participate in federal health care programs now and in the future. However, a failure by the parties to comply with the Settlement Agreement or the Divestiture Agreement could lead to future exclusion of our Company under certain circumstances and any such exclusion would materially harm our Company and its future business and viability.

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

We are involved in various legal proceedings and may experience unfavorable outcomes of such proceedings (see Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report).

We are subject to or involved in various legal proceedings, including, but not limited to, patent infringement, product liability, breach of contract, stockholder class action lawsuits, employment lawsuits, indemnification claims, governmental pricing lawsuits, and proceedings relating to Medicaid reimbursements that involve claims for, or the possibility of, fines and penalties involving substantial amounts of money or other relief. In December 2008 and January 2009, three law suits were filed against the Company in United States District Court for the Eastern District of Missouri. The operative complaints in these three cases purport to state claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on behalf of a putative class of stock purchasers. The three cases were subsequently consolidated. The amended complaint for the consolidated action, styled Public Pension Fund Group v. KV Pharma. Co., et al., was filed on May 22, 2009. The Court granted the Company’s motion to dismiss the Company and all individual defendants in February 2010 and in October 2010, the Court denied plaintiffs’ motion for relief from the order of dismissal and to amend pleadings. The plaintiffs appealed the District Court’s decision to the Eighth Circuit Court of Appeals. On June 4, 2012, the Court of Appeals affirmed that plaintiffs did not adequately plead that the Company made false or misleading statements about earnings as they relate to the manufacturer of Metoprolol and that the liability claims alleged against certain individual defendants should be dismissed. The Court of Appeals reversed and remanded the remainder of the action holding that plaintiffs had adequately plead that the Company’s statements regarding the Company’s compliance with FDA regulations and cGMP were false or misleading. The Court of Appeals also directed the District Court to grant plaintiff’s motion to amend its complaint. It is unclear what impact the decision the Court of Appeals to allow an amended complaint will have on the ultimate outcome of this case or what the impact will be on the Company’s financial position or results of operations. Any adverse determination with respect to any legal proceedings or inquiries could have a material adverse effect on our business, financial position and results of operations.

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

On March 22, 2011, Mr. M. Hermelin made a demand on the Company for indemnification with respect to his payment of $1.9 million imposed by the United States District Court as a fine and forfeiture of pecuniary gain as part of the sentence resulting from his guilty plea entered by the Court on March 10, 2011. Mr. M. Hermelin pled guilty to two federal misdemeanor counts as a responsible corporate officer of the Company at the time when a misbranding of two morphine sulfate tablets occurred that contained more of the active ingredient than stated on the label. In addition, the Company has advanced, under the terms of the Indemnification Agreement, legal expenses amounting to approximately $7.3 million to various law firms that represented Mr. M. Hermelin for legal matters including the FDA and SEC investigations, the Department of Justice inquiry, the Audit Committee investigation, HHS OIG exclusion, various class action lawsuits and the lawsuits between Mr. M. Hermelin and the Company related to advancement, indemnification and retirement benefits. Under the Company’s Indemnification Agreement entered into with all directors, including Mr. M. Hermelin when he served as Chairman of the Board and Chief Executive Officer of the Company, as a condition for the advancement of expenses, each director is required to sign an undertaking to reimburse the Company for the advanced expenses in the event it is found that the director is not entitled to indemnification. The Company has also received invoices for $0.1 million of additional legal fees covering the same or other matters for which Mr. M. Hermelin is demanding indemnification. The Company has not paid these invoices. Mr. M. Hermelin’s demand for reimbursement of the $1.9 million fine and forfeiture, the advancement of legal fees to represent him for various legal matters and whether only such advancement should be indemnified is being handled by a special committee of independent directors appointed by the Board of Directors of the Company. On March 12, 2012, over the objection of the Company, Mr. M. Hermelin presented a demand to a bank to release $4.5 million to him, as beneficiary, under a letter of credit that had been maintained by the Company according to the terms of his terminated employment agreement. The letter of credit was originally established by the Company upon entering into the now terminated employment agreement in December 1996. The letter of credit was not renewed and on March 31, 2012 the bank released the $4.5 million to Mr. M. Hermelin. On April 25, 2012, Mr. M. Hermelin filed an amended counterclaim against the Company and a third-party petition against certain former directors and officers of the Company alleging, among other things, breach of contract, wrongful termination, malicious prosecution, breach of good faith and fair dealing, breach of fiduciary duty, intentional infliction of emotional distress and defamation, and seeking damages in excess of $80.0 million, for breach of contract and breach of the covenant of good faith and fair dealing, and an additional $100.0 million for historical claims and punitive damages. On October 11, 2011, the Company, at the direction of the Special Committee, filed a Petition for declaratory judgment in the Circuit Court of St. Louis County against Mr. M. Hermelin styled K-V Pharmaceutical Company v. Marc Hermelin seeking a declaration of rights of the parties with regard to Mr. M. Hermelin’s employment and indemnification agreements with the Company. The Company alleges that Mr. M Hermelin is not entitled to payments under such agreements due to breaches of his fiduciary obligations to the Company and its Board.

On October 14, 2011, Mr. M. Hermelin filed an action in the Court of Chancery in the State of Delaware styled Marc S. Hermelin v. K-V Pharmaceutical Company, seeking: advancement of expenses in connection with certain proceedings; mandatory and permissive indemnification of attorneys’ fees and other expenses incurred as to other proceedings; and advancement of attorneys’ fees that he has incurred and will incur in the St. Louis County and Delaware actions. Mr. M. Hermelin claims that he is entitled to such amounts under the Company’s Bylaws, Delaware law and his indemnification agreement. On February 7, 2012 the Court of Chancery issued a Memorandum Opinion determining: (1) Mr. M. Hermelin is not entitled to advancement from the Company in connection with a matter related to the release of certain jail records; (2) Mr. M. Hermelin is not entitled to mandatory indemnification with respect to his payment of $1.9 million fine and forfeiture resulting from his guilty plea; (3) Mr. M. Hermelin is not entitled to mandatory indemnification in the HHS OIG exclusion matter; and (4) Mr. M. Hermelin is entitled to mandatory indemnification in the FDA consent decree matter. The parties continue to litigate the issue of whether Mr. M. Hermelin is entitled to permissive indemnification for the $1.9 million fine and forfeiture or the HHS OIG matter.

Any determination with respect to these legal proceedings adverse to the Company could have a material adverse effect on our business, financial condition, results of operations and ability to continue as a going concern, including creating events of default under our secured and unsecured debt obligations. In addition, if required to be paid, certain of the indemnification obligations may not be “covered matters” under our directors’ and officers’ liability insurance, or there may be insufficient coverage available. Further, in the event Mr. M Hermelin is ultimately determined not to be entitled to indemnification, we may not be able to recover the amounts previously advanced to him. Due to these insurance coverage limitations, we may incur significant unreimbursed costs to satisfy our indemnification and other obligations, which may have a material adverse result on our financial condition, results of operations and cash flows.

Any significant interruption in the supply of raw materials or finished product could have a material adverse effect on our business.

The active pharmaceutical ingredient (i.e., the chemical compounds that produce the desired therapeutic effect in our products) and other materials and supplies used in the products we sell, Evamist® and Makena®, are purchased by our contract manufacturers from many different domestic and foreign suppliers.

Our contract manufacturers also maintain safety stocks in our raw materials inventory, and in certain cases where we have listed only one supplier in our applications with the FDA, we have received FDA approval to use alternative suppliers should the need arise. However, there is no guarantee that we will always have timely and sufficient access to a critical raw material or finished product, or access to such materials or products on commercially reasonable terms. A prolonged interruption in the supply of a single-sourced raw material, including the active ingredient, or finished product could cause our business, financial condition, results of operations or cash flows to be materially adversely affected. In addition, our contract manufacturers’ capabilities could be impacted by quality deficiencies in the products which our suppliers provide, which could have a material adverse effect on our business.

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

We may not have access to the full amount available under the committed equity line financing facility.

Although the equity line financing facility with Commerce Court provides for access to up to $20.0 million, before Commerce Court is obligated to purchase any shares of our Class A Common Stock pursuant to a draw down notice, certain conditions specified in the Purchase Agreement must be met. Some of these conditions are not in our control. There is no guarantee that these conditions will be met nor is there any guarantee that any of the other conditions in the Purchase Agreement will be met that would enable a drawdown of any portion of the amounts available under the equity line with Commerce Court. The amount and timing of how much we are able to draw are subject to a variety of factors including the trading price and trading volume of our Class A Common Stock, the number of trading days that must lapse between draw requests and a limit on the amount of shares that Commerce Court will own at any given time. Any draws require the unanimous approval of the Company’s board of directors.

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

We currently have product liability insurance to mitigate the risks involved with our products, but the insurance coverage is not sufficient to cover fully all of these claims. In addition, we are subject to the risk that our insurers will seek to deny coverage for claims that we believe should be covered. Our insurers have, in certain cases, reserved their rights with respect to certain claims or cases that have been brought against us. Furthermore, adequate insurance coverage might not be available in the future at acceptable costs, if at all. Significant judgments against us for product liability, and the high costs of defense against such lawsuits, not covered or not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with our business.

If we do not meet the New York Stock Exchange continued listing requirements, our common stock may be delisted.

In order to maintain our listing on the NYSE, we must continue to meet the NYSE minimum share price listing rule, the minimum market capitalization rule and other continued listing criteria. If our common stock were delisted, it could (1) reduce the liquidity and market price of our common stock; (2) negatively impact our ability to raise equity financing and access the public capital markets; and (3) materially adversely impact our results of operations and financial condition. At certain points during calendar year 2010 and 2011, the price and 30-day average price of our Class A Common Stock and Class B Common Stock failed to satisfy the quantitative listing standards of the NYSE. Even though the price and 30-day average price of our Class A Common Stock and Class B Common Stock currently satisfy the quantitative listing standards of the NYSE, including with respect to minimum share price and public float, we can provide no assurance that they will remain at such levels.

Pursuant to the indentures governing our convertible notes and our 2015 Notes, a default in the payment of other indebtedness or any final non-appealable judgments could result in these debt obligations becoming immediately due and payable, which could have a material adverse effect on our business, financial condition and cash flows.

In May 2003, we issued $200.0 million principal amount of 2.5% Contingent Convertible Subordinated Notes which mature in 2033 (the “2033 Notes”). We are current in all our financial payment obligations under the indenture governing the 2033 Notes. However, a failure by us or any of our subsidiaries to pay any indebtedness or any final non-appealable judgments in excess of $0.8 million constitutes an event of default under the indenture. An event of default would permit the trustee under the indenture or the holders of at least 25% of the 2033 Notes to declare all amounts owing to be immediately due and payable and exercise other remedies, which would materially adversely affect our business, financial condition and cash flows, as well as our ability to continue as a going concern. In addition, if an event of default under the indenture was to be triggered and the 2033 Notes repaid, we could recognize cancellation of indebtedness income. Such cancellation of indebtedness income would result in a tax liability to the extent not reduced by our tax attributes. Additionally, a default in payment of other indebtedness in the amount of $5.0 million or more, including an event of default with respect to the 2033 Notes, would trigger a default under the indenture governing the 2015 Notes, which would materially adversely affect our business, financial condition and cash flows, as well as our ability to continue as a going concern.

Our indemnification obligations and limitations of our director and officer liability insurance may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Under Delaware law, our Amended Certificate of Incorporation and By-Laws and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors, officers and associates with respect to current and future inquiries, investigations and litigation (see Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report included in this Report). In connection with some of these pending matters, we are required to, or we have otherwise agreed to, advance, and have advanced, significant legal fees and related expenses to several of our current and former directors, officers and associates and expect to continue to do so while these matters are pending. Certain of these obligations may not be “covered matters” under our directors’ and officers’ liability insurance, or there may be insufficient coverage available. Further, in the event the directors, officers and associates are ultimately determined to not be entitled to indemnification, we may not be able to recover the amounts we previously advanced to them.

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

On March 22, 2011, Mr. M. Hermelin made a demand on the Company for indemnification with respect to his payment of $1.9 million imposed by the United States District Court as a fine and forfeiture of pecuniary gain as part of the sentence resulting from his guilty plea entered by the Court on March 10, 2011. Mr. M. Hermelin pled guilty to two federal misdemeanor counts as a responsible corporate officer of the Company at the time when a misbranding of two morphine sulfate tablets occurred which contained more of the active ingredient than stated on the label. In addition, the Company has advanced, under the terms of the Indemnification Agreement, legal expense amounting to approximately $7.3 million to a variety of law firms who represented Mr. M. Hermelin for legal matters including the FDA and SEC investigations, the U.S. Department of Justice inquiry, the Audit Committee investigation, HHS OIG exclusion and various class action lawsuits. Under the Company’s standard Indemnification Agreement entered into with all directors, including Mr. M. Hermelin when he served as Chairman of the Board and Chief Executive Officer of the Company, as a condition for the advancement of expenses, each director is required to sign an undertaking to reimburse the Company for the advanced expenses in the event it is found that the director is not entitled to indemnification. Mr. M. Hermelin’s demand for reimbursement of the $1.9 million fine and forfeiture, and whether the advanced legal fees to represent him for various legal matters should be indemnified, is currently the subject of litigation between the Company and Mr. M. Hermelin.

We have significant post-closing obligations related to the sale of the assets of K-V Generic subsidiary and our generic products business to Zydus Pharmaceuticals.

We sold our generics business on August 8, 2011. The sale of a business involves a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and potential for future earnings associated with the divested business, and the disruption of operations in the affected business. In addition, divestitures potentially involve significant post-closing separation activities, and the possibility of claims for breach of representations, warranties or covenants under the sale agreement, which could involve the expenditure of significant financial and employee resources. Inability to manage the post-separation transition arrangements could adversely affect our business, financial condition, results of operations and cash flows.

If we are unable to address the issues identified in the consent decree and resume manufacturing and distribution of more of our approved products in a timely and cost effective manner, our business, financial position, results of operations and cash flows will continue to be materially adversely affected.

On March 2, 2009, we entered into a consent decree with the FDA regarding our drug manufacturing and distribution, which is described in more detail in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report. Our actions and the requirements under the consent decree have had, and are expected to continue to have, a material adverse effect on our liquidity position and operating results.

The consent decree required us, before resuming manufacturing at our former facilities, to retain an independent cGMP expert to undertake a review of our facilities, policies, procedures and practices and to certify compliance with the FDA’s cGMP regulations. On January 13, 2010, our independent cGMP expert, Lachman, notified the FDA that it had performed a comprehensive inspection and that our facilities and controls are in compliance with cGMP and the consent decree but advised us to enact further enhancements to certain aspects of our cGMP systems. In accordance with the advice from Lachman, we continued to enhance our cGMP systems, and Lachman subsequently reinspected our cGMP systems and on April 26, 2010 certified our compliance with all cGMP systems requirements. On July 27, 2010, we received a certification from Lachman regarding the first group of our approved products for which we sought FDA approval to manufacture and return to the market. In August 2010, the FDA re-inspected our facilities without issuing any adverse findings, and in September 2010, the FDA determined that our facilities are in compliance, allowing us to resume shipment of our now-divested Potassium Chloride Extended Release Capsule products. We are working exclusively with Perrigo on a collaboration to launch Gynazole-1® sometime during fiscal year 2013. We are currently carrying out the preparatory work on Clindesse® in conjunction with two potential contract manufacturers for which Lachman certification and FDA approval is sought

We currently do not expect to resume shipments of additional products until sometime during fiscal year 2013. In addition, we expect that any resumption of shipments of additional products will be limited to only a few products. Despite our efforts, there can be no assurance that our initiatives with respect to the additional products that are intended to comply with the requirements under the consent decree and enable us to reintroduce certain of our other approved products to the market will be successful within the time frames currently projected by management or at all. If we are not able to obtain the FDA’s permission for our contract manufacturers to resume manufacturing and distribution of our other products in a timely manner at a reasonable cost, our business, financial position, results of operations and cash flows will continue to be materially adversely affected, which would have a material adverse effect on our ability to continue as a going concern.

In addition, one of our top priorities is to maintain and attempt to increase our cash and financial resources. As a result, if we determine that our current goal of meeting the consent decree requirements and returning certain of our other approved products to market is likely to be significantly delayed, we may decide to further reduce our operations, including further reductions of our employee base, and to significantly curtail some or all of our efforts to meet the consent decree requirements and return our approved products to market. Such decision would be made on an analysis of the costs and benefits of bringing particular additional approved products back to the marketplace as well as based on our ability to manage our near-term cash obligations, to obtain additional capital through asset sales and/or external financing and to expeditiously meet the consent decree requirements and return certain of our approved products to market. If such decision were to be made, we currently anticipate that we would focus our efforts on products that we believe have the highest potential return on investment, which we currently believe to be primarily Makena®. We are evaluating other alternatives available to us in order to increase our cash balance.

Even if we are able to address the issues identified in the consent decree and resume distribution and third party manufacturing of some or all of our other approved products in a timely and cost-effective manner, our business, financial position, results of operations and cash flows could continue to be materially adversely affected.

As discussed above, we have been unable to manufacture or ship certain products that we formerly manufactured for an extended period of time. We operate in a highly competitive industry and it is possible that, even if we are able to return some of our other approved products to the market, certain of our customers will purchase smaller quantities or no quantities of our products. Such a potential loss of market share would likely result in limiting the prices we are able to charge for our approved products, which will negatively impact our gross margin.

In addition, our financial position is expected to be adversely affected by our inability to manufacture and distribute certain of our unapproved products until such time as there is an approved ANDA or NDA for each such product, which will only occur if we decide to pursue, and are able to fund, the studies required for such approvals over an extended period of time. It is possible that we may not be able to return all or any of our unapproved or approved products to market. Moreover, entering into the consent decree, as well as the criticism regarding the list pricing of Makena®, may have damaged our reputation in the market, which could result in a competitive disadvantage. Furthermore, general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control, may affect our future performance. Therefore, even after we are able to resume shipment of our other approved products, our business might not generate cash flow at or above historic levels, which could have a material adverse effect on our financial position, results of operations and cash flows.

We face continuing risks in connection with the plea agreement with the U.S. Department of Justice related to allegations of failure to make and submit field alert reports to the FDA in September 2008.

We, at the direction of a temporary special committee of the Board of Directors that was in place prior to June 10, 2010, responded to requests for information from the Office of the United States Attorney for the Eastern District of Missouri and FDA representatives working with that office. As more fully described in Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report, our subsidiary ETHEX entered into a plea agreement with the U.S. Department of Justice that relates to allegations of failure to make and submit field alert reports to the FDA in September 2008 regarding the discovery of certain undistributed tablets that failed to meet product specifications. In exchange for the voluntary guilty plea by ETHEX, the U.S. Department of Justice agreed that no further federal prosecution will be brought in the Eastern District of Missouri against ETHEX, KV or Ther-Rx regarding allegations of the misbranding and adulteration of any oversized tablets of drugs manufactured by us, and the failure to file required reports regarding these drugs and patients’ use of these drugs with the FDA, during the period commencing on January 1, 2008 through December 31, 2008. However, the plea agreement does not bind any governmental office or agency other than the United States Attorney for the Eastern District of Missouri and the Office of Consumer

Litigation and we cannot rule out regulatory or other actions by governmental entities not party to the plea agreement. In addition, the plea agreement does not limit the rights and authority of the United States of America to take any civil, tax or administrative action against us, and any recommendation in the plea agreement as to the amount of loss or restitution is not binding upon the United States in any civil or administrative action by the government against us.

We may also become subject to claims by private parties with respect to the alleged conduct that is the subject of the plea agreement.

Pursuant to the plea agreement, ETHEX is subject to a criminal fine in the aggregate amount of $23.4 million, using the standard federal judgment rate of 0.22% per annum, payable as follows:

Payment Amount including interest ($ in millions)	Payment Due Date
$2.3	March 12, 2010
1.0	December 15, 2010
1.0	June 15, 2011
1.0	December 15, 2011
2.0	June 15, 2012
4.0	December 15, 2012
5.0	June 15, 2013
7.1	December 15, 2013

The Company made all payments to date as scheduled. If we fail to make any of the remaining installment payments, the U.S. Attorney’s Office, in its sole discretion, may void the plea agreement, keep any payments already made under the plea agreement and prosecute us using, among other evidence, the admissions made in the plea agreement.

We face significant risks if we default on our obligations to the government in connection with the settlement of certain alleged false claims.

On August 29, 2002, Constance Conrad (“Relator”) filed a complaint in the United States District Court for the District of Massachusetts styled United States ex rel. Constance Conrad, et al. v. Abbott Laboratories, Inc., pursuant to the qui tam provisions of the False Claims Act, against multiple defendants, including the Company. On December 6, 2011, the Company entered into a settlement agreement with the Department of Justice, the United States Attorney’s Office for the District of Massachusetts, the Office of Inspector General of the Department of Health and Human Services and the TRICARE Management Activity (collectively the “United States”) to resolve this dispute. Pursuant to this settlement agreement, the Company agreed to pay a total sum of $17.0 million, plus interest, to the United States in installments over five years as follows:

Total Payment Amounts including interest ($ in millions)	Calendar Year

$0.6	2011
$0.4	2012
$2.4	2013
$3.4	2014
$5.4	2015
$6.7	2016

The Company made the payments that were due for calendar year 2011. In addition, the Company agreed to pay certain attorneys’ fees and costs to Relator’s counsel. In exchange for this settlement agreement, the Company obtained releases from the Relators and limited releases from the United States for the covered conduct. There is no guarantee that certain government agencies will not pursue similar claims for the covered conduct or in connection with other Company products.

In the event we default on our payment obligations, the United States may, among other things, seek to have the Company excluded from participation in federal and state health care programs and seek payment for the full amount of damages alleged in the suit.

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

We have incurred significant costs associated with, or as a consequence of, the steps taken by us in connection with the nationwide recall and suspension of shipment of all products manufactured by us, the requirements under the consent decree, the plea agreement, the Settlement Agreement, the Divestiture Agreement, our list pricing of Makena® and the ongoing governmental and private litigation and governmental inquiries, including legal fees (including advancement of legal fees to individuals pursuant to our indemnification obligations), accounting fees, consulting fees and similar expenses. Although we believe that a portion of these expenditures may be recoverable from insurance policies that we have purchased, the insurance does not extend to all of these expenditures, the insurance limits may be insufficient even with respect to expenditures that would otherwise be covered, and the insurance carriers have reserved their rights to contest coverage under the insurance policies on multiple grounds. In addition, our Board, management and employees have expended a substantial amount of time in connection with these matters, diverting resources and attention that would otherwise have been directed toward our operations and implementation of our business strategy.

We expect to continue to spend additional time and incur significant additional professional fees, expenses and costs, including administrative expenses similar to those discussed above, as well as costs associated with the remedial activities adopted by the Audit Committee or the Board.

Pursuant to the plea agreement, we are subject to fines, restitution and forfeiture in the remaining aggregate amount of $18.1 million still to be paid. In addition, we are not aware whether, or the extent to which, any pending governmental inquiries and/or related private litigation might result in the payment of fines, penalties or judgments or the imposition of operating restrictions on our business; however, if we are required to pay fines, penalties or judgments, the amount could be material. In addition, if we do not prevail in one or more pending lawsuits, we may be required to pay a significant amount of monetary damages, which could have a material adverse effect on our financial position, results of operations and cash flows.

We have only recently become current in the filing of our periodic reports with the SEC.

Our efforts to become and remain current with our SEC filings have required and will continue to require substantial management time and attention as well as additional accounting and legal expense. We were required to restate our financial statements in our fiscal 2011 Form 10-K and certain quarterly reports due to an error in accounting for certain warrants. If we are not able to remain current with our SEC filings, investors in our securities will not have information regarding the current state of our business and financial condition with which to make decisions regarding investment in our securities. We will not be able to conduct any registered offerings unless we remain current in our SEC filings and we will not be eligible to use a “short form” registration statement on Form S-3 for a period of 12 months after the time we became current in our SEC filings. Until we are again eligible to use Form S-3, we are required to use a registration statement on Form S-1 to register securities with the SEC or issue such securities in a private placement, which could increase the cost of raising capital. If we do not remain current with our SEC filings, our securities may be delisted from the NYSE and we may not maintain compliance with certain of our debt covenants.

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

We cannot provide assurances that our collaborators will successfully complete the planned clinical trials. Our collaborators or we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval or commercializing our product candidates, including the following events:

•

our clinical trials may produce negative or inconclusive results, and we may decide, or the FDA may require us, to conduct additional clinical and/or pre-clinical studies or to abandon development programs;

•	trial results may not meet the level of statistical significance required by the FDA;

•	we, independent institutional review boards or the FDA may suspend or terminate clinical trials if the participating patients are being exposed to unacceptable health risks; and

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

•	unforeseen safety issues;

•	inability to secure clinical trial insurance;

•	lack of demonstrated efficacy in the clinical trials;

•	our inability to reach agreement with the FDA on a trial design that we are able to execute;

•	difficulty in adequately following up with patients after treatment; or

•	changes in laws, regulation or regulatory policy.

If clinical trials for our drug candidates are unsuccessful, delayed or cancelled, we will be unable to meet our anticipated development and commercialization timelines, which could harm our business and cause our stock price to decline.

Previous suspensions of product shipments exposed us to failure to supply claims from our customers and could expose us to additional claims in the future.

In addition to the loss of revenue, the suspension of product shipments exposes us to possible claims for certain additional costs. Pursuant to arrangements between us and certain of our customers, such customers, despite the formal discontinuation action by us of our products, may assert, and certain customers, have asserted, that we should compensate such customers for any additional costs they incurred for procuring products we did not supply. The amount of such compensation is affected by the price of any replacement product and the terms of the relevant customer agreement. Following our suspension of shipments, the price of certain products increased significantly, thereby potentially increasing the amount of any such compensation. While we have recorded an estimated liability for failure to supply claims as of March 31, 2012 based on notices we received from our customers, the actual amount of liability from current and additional claims we may face, if asserted and determined to be meritorious, could be much higher and could have a material adverse effect on our liquidity position and operating results.

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

The regulations regarding reporting and payment obligations with respect to Medicare and/or Medicaid reimbursement and rebates and other governmental programs are complex. We and other pharmaceutical companies are defendants in a number of suits filed by state attorneys general. While we cannot predict the outcome of the investigation, possible remedies that the government could seek include damages and civil monetary penalties. Because our processes for these calculations and the judgments involved in making these calculations involve, and will continue to involve, subjective decisions and complex methodologies, these calculations are subject to the risk of errors. In addition, they are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in material changes. Further, effective October 1, 2007, the CMS adopted new rules for AMP based on the provisions of the Deficit Reduction Act of 2005 (the “DRA”). While the matter remains subject to litigation and proposed legislation, one potential significant change as a result of the DRA is that AMP would need to be disclosed to the public. AMP was historically kept confidential by the government and participants in the Medicaid program. Disclosing AMP to competitors, customers, and the public at large could negatively affect our leverage in commercial price negotiations.

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

The value of our outstanding Warrants are subject to potential material changes based on fluctuations in the price of our common stock.

In November 2010 and March 2011, we issued warrants granting rights to purchase up to 20.1 million shares of the Company’s Class A Common Stock (the “Warrants”). Each Warrant granted the right to purchase one share of the Company’s Class A Common Stock at a price of $1.62 per share and expires in November 2015. These Warrants are described more fully in Note 23—“Warrant Liability,” of the Notes to Consolidated Financial Statements included in this Report.

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

In March 2006, as previously disclosed, we entered into a $43.0 million mortgage loan arrangement, of which approximately $30.6 million remains outstanding as of March 31, 2012. Also, as previously disclosed, we obtained a waiver with respect to certain requirements of the mortgage loan agreement. Failure by us to comply with the terms of the mortgage or the waiver from the lender could result in, among other things, our outstanding obligations with respect to the mortgage loan accelerating and immediately becoming due and payable and resulting in cross-defaults under our convertible notes and our 2015 Notes, described below, and other payment obligations, which would materially adversely affect our business, financial condition and cash flows.

The indenture governing the 2015 Notes contains operating and financial restrictions which may hinder our ability to pursue business opportunities and operate our business.

The indenture governing the 2015 Notes contains significant operating and financial restrictions that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business. These restrictions will limit or prohibit, among other things, our ability to: (1) incur additional indebtedness or issue certain preferred shares; (2) pay dividends, redeem subordinated debt or make other restricted payments on capital stock; (3) designate our subsidiaries as Unrestricted Subsidiaries (as defined in the indenture); (4) change our line of business; (5) transfer or sell assets, including the capital stock of our subsidiaries; (6) make certain investments or acquisitions; (7) grant liens on our assets; (8) incur dividend or other payment restrictions affecting certain subsidiaries; (9) use cash proceeds from asset sales; and (10) merge, consolidate or transfer substantially all of our assets. See Note 13—“Long-Term Debt—Senior Notes” of the Notes to Consolidated Financial Statements included in this Report for a further description of the 2015 Notes.

Increased indebtedness may impact our financial condition and results of operations.

At March 31, 2012, we had an aggregate principal balance of $455.6 million of outstanding debt, consisting primarily of $225.0 million of the 2015 Notes, $200.0 million of the 2033 Notes, and the remaining amount of $30.6 million of the mortgage loan.

Our level of indebtedness may have several important effects on our future operations, including:

•	we will be required to use a portion of our cash flow from operations or otherwise for the payment of any principal and interest due on our outstanding indebtedness;

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

Even if and after we are able to resume manufacturing and shipment of our products, general economic conditions, industry cycles and financial, business and other factors affecting our operations, and the risks identified in this Risk Factors section, many of which are beyond our control, may affect our future performance. As a result, our business might not generate cash flow at or above historic levels. If we cannot generate sufficient cash flow from operations in the future to service our debt, we may, among other things:

•	seek additional financing in the debt or equity markets;

•	seek to refinance, amend, modify or restructure all or a portion of our indebtedness;

•	sell selected assets;

•	reduce or delay planned capital expenditures; or

•	reduce or delay planned research and development expenditures.

These measures might not be sufficient to enable us to service our debt. In addition, any financing, refinancing or sale of assets might not be available on economically favorable terms or at all.

Holders of the 2033 Notes may require us to offer to repurchase their 2033 Notes for cash upon the occurrence of a change in control or on May 16, 2013, 2018, 2023 and 2028. The source of funds for any repurchase of the 2033 Notes required as a result of any such events will be our available cash or cash generated from operating activities or other sources, including borrowings, sales of assets, sales of equity or funds provided by a new controlling entity. The use of available cash to fund the repurchase of the 2033 Notes may impair our ability to obtain additional financing in the future. Any such repayment is a restricted payment under the indenture governing the 2015 Notes and is not permitted unless the 2015 Notes are refinanced with other indebtedness or repaid.

Our cost-reducing measures could yield unintended consequences, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As previously disclosed, we implemented significant cost savings measures to mitigate the financial impact of our actions to recall all of the products we manufactured and to suspend manufacturing and shipment of our products pending compliance with the terms of the consent decree. These measures included a substantial reduction of our workforce, which commenced on February 5, 2009, and an ongoing realignment of our cost structure. We realigned and restructured the sales force for our Ther-Rx subsidiary, and our production workforce. As a result, we reduced our employee headcount through a series of reductions to 214 as of March 31, 2012.

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

In the near term, we are focused on meeting the requirements of the consent decree, which will allow more of our approved products to be reintroduced to the market and continuing the commercialization of Makena®. We also need to develop, acquire and commercialize new brand name products to grow our business in the future. To do this, we will need to identify, develop, acquire and commercialize technologically enhanced branded products, including using our drug delivery technologies. If we are unable to identify, develop, acquire and commercialize new products, we may need to obtain licenses to additional rights to products, assuming they would be available for licensing, which could decrease our profitability. We may not be successful in pursuing this strategy.

Our patents and other proprietary rights may be important to our business and we cannot be certain of their confidentiality and protection.

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

The coverage claimed in a patent application can be significantly altered during the examination process either in the U.S. or abroad. Consequently, our pending or future patent applications may not result in the issuance of patents or may result in issued patents having claims significantly different from that of the patent application as originally filed. Patents issued to us may be subjected to further proceedings limiting their scope and may not provide significant proprietary protection or competitive advantage. Our patents also may be challenged, circumvented, invalidated or deemed unenforceable. Patent applications filed in the U.S. prior to November 29, 2000 are currently maintained in secrecy until and unless patents issue, and patent applications in certain other countries generally are not published until more than 18 months after they are first filed (which generally is the case in the U.S. for applications filed on or after November 29, 2000). In addition, publication of discoveries in scientific or patent literature often lags behind actual discoveries. As a result, we cannot be certain that we or our licensors will be entitled to any rights in purported inventions claimed in pending or future patent applications or that we or our licensors were the first to file patent applications on such inventions. Furthermore, patents already issued to us or our pending applications may become subject to dispute, and any dispute could be resolved against us. For example, we may become involved in re-examination, reissue or interference proceedings in the USPTO, or opposition proceedings in a foreign country. The result of these proceedings can be the invalidation or substantial narrowing of our patent claims. We also could be subject to court proceedings that could find our patents invalid or unenforceable or could substantially narrow the scope of our patent claims. Even where we ultimately prevail before the USPTO or in litigation, the expense of these proceedings can be considerable. In addition, statutory differences in patentable subject matter may limit the protection we can obtain on some of our inventions outside of the U.S. For example, methods of treating humans are not patentable in many countries outside of the U.S.

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

Our principal customers are specialty pharmacies and distributors. These customers comprise a significant part of the distribution network for specialty pharmaceutical products in the U.S. As a result, a small number of customers control a significant share of the market. For the three and twelve months ended March 31, 2012, our three largest customers, which are specialty pharmacies and distributors, accounted for 20.0%, 14.9% and 12.3%, and 25.0% , 21.8% and 15.5% of our gross revenues, respectively. The loss of any of these customers could materially and adversely affect our business, financial condition, results of operations or cash flows.

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

We conduct research and development primarily to enable us to manufacture and market FDA-approved pharmaceuticals in accordance with FDA regulations. Typically, research costs related to the development of innovative compounds and the filing of NDAs are significantly greater than those expenses associated with ANDA filings. Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs, our research and development expenditures may not result in the successful introduction of FDA-approved new pharmaceutical products. Also, after we submit an application for approval, the FDA may request that we conduct additional studies and as a result, we may be unable to reasonably determine the total research and development costs to develop a particular product. Finally, we cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization. In September 2010, the FDA determined that our facilities were in compliance, allowing us to resume shipment of our now-divested Potassium Chloride Extended Release Capsule products (which products were sold to Zydus Pharmaceuticals), which commenced sales in that month. Additional products are in the process of being brought back to market although the Company does not expect to resume shipping other products until during fiscal year 2013.

We may not be able to obtain necessary regulatory clearances or approvals on a timely basis, if at all, for the relaunch of any of our approved products, and delays in receipt or failure to receive such clearances, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business. To the extent that we expend significant resources on research and development efforts and are not able, ultimately, to introduce successful new products as a result of those efforts, our business, financial condition, results of operations or cash flows may be materially adversely affected.

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

Factors that may cause our sales mix to vary include:

•	the number and timing of new product introductions;

•	marketing exclusivity on products, if any, which may be obtained;

•	the level of competition in the marketplace with respect to certain products;

•	the availability of raw materials and finished products from our suppliers;

•	the buying patterns of our customers;

•	the scope and outcome of governmental regulatory action that may involve us;

•	periodic dependence on a relatively small number of products for a significant portion of net revenue or income; and

•	legal actions brought by our competitors.

The profitability of our product sales is also dependent upon the prices we are able to charge for our products, and the costs to purchase products from third parties in a cost-effective manner. If our revenues and gross profit decline or do not grow as anticipated, we may not be able to correspondingly reduce our operating expenses.

Rising insurance costs could negatively impact profitability.

The cost of insurance, including workers’ compensation, directors’ and officers’ liability, product liability and general liability insurance, has risen significantly in the past few years and may continue to increase. In response, we may increase deductibles and/or decrease certain coverages to mitigate these costs. These increases, and our increased risk due to increased deductibles and reduced coverages, could have a negative impact on our business, financial condition, results of operations or cash flows.

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

In connection with the steps taken by us with respect to the nationwide recall and suspension of shipment of all products manufactured by us, the requirements under the consent decree, the ongoing private litigation and governmental inquiries, and certain other events in the fourth quarter of fiscal years 2011 and 2010, we completed an evaluation of each of our intangible assets, and as a result of these evaluations, recognized certain impairment charges.

During the second quarter of fiscal year 2012, we completed the sale of the generics business and as a result, we evaluated our remaining long-lived assets for impairment.

The Company assesses the impairment of its assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The factors that the Company considers in its assessment include the following: (1) significant underperformance of the assets relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business; (3) significant negative industry or economic trends; and (4) significant adverse changes as a result of legal proceedings or governmental or regulatory actions. To test impairment of the Company’s assets, we perform cash flow analyses, which incorporate a number of significant assumptions and estimates that are subject to change as actual results become known. The sum of the projected undiscounted cash flows, which extend over the estimated useful life assigned to the assets, exceeded the carrying amount of the intangible assets as of March 31, 2012 and we concluded that the assets are not impaired as of that date. However, any significant differences in actual future results versus estimates used to prepare the cash flow analyses, such as lower sales, lower volume, increases in production costs, technological changes or changes in the regulatory environment, could result in impairment of these intangible assets at a future date. Certain significant events occurred in the three months ended September 30, 2011 and subsequent to September 30, 2011 that indicate that the carrying value of certain assets as of September 30, 2011 may not be recoverable. These events include: (a) the divestiture of our generics business (see Note 22—“Divestitures” of the Notes to Consolidated Financial Statements included in this Report); (b) the preliminary evaluation by the Company to sell or lease certain facilities that were retained by the Company following the divestiture of our generics business; and (c) the determination by the Company to completely outsource the manufacturing of the products it sells and that it is unlikely that the Company will re-engage in manufacturing its own products.

Based on the events described above, the Company determined the need to assess the recoverability of certain of its facilities. Based on the Company’s analysis, the Company recorded a $31.3 million impairment charge during the quarter ended September 30, 2011. The impairment charge of $31.3 million was reflective of continuing operations of $31.0 million and discontinued operations of $0.3 million.

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

The Affordable Care Act is a comprehensive and very complex and far-reaching statute. The cost-containment measures and health care reforms in the Affordable Care Act and in other legislative proposals could affect our ability to sell our products in many possible ways. The Obama administration’s fiscal year 2010 budget included proposals to reduce Medicare and Medicaid spending and reduce drug spending. We are unable to predict the ultimate impact of the Affordable Care Act, or the content or timing of any future health care reform legislation and its impact, on us. Those reforms may have a material adverse effect on our financial condition and results of operations.

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

In addition to compliance with cGMP requirements, drug manufacturers must register each manufacturing facility with the FDA. Manufacturers and distributors of prescription drug products are also required to be registered in the states where they are located and in certain states that require registration by out-of-state manufacturers and distributors. Manufacturers also must be registered with the DEA and similar applicable state and local regulatory authorities if they handle controlled substances, and with the U.S. Environmental Protection Agency (the “EPA”) and similar state and local regulatory authorities if they generate toxic or dangerous wastes, and must also comply with other applicable DEA and EPA requirements.

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

The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming and costly, and we cannot predict the extent to which we may be affected by legislative and regulatory developments. We are dependent on receiving FDA and other governmental or third-party approvals prior to manufacturing, marketing and shipping many of our products. Consequently, we cannot predict whether we will obtain FDA or other necessary approvals or whether the rate, timing and cost of such approvals will adversely affect our product introduction or relaunch plans or results of operations.

We are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback and false claims laws.

Several types of state and federal laws, including anti-kickback and false claims statutes, have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. See Part I, Item 1—“Business—(c) Narrative Description of Business—Government Regulation—New Product Development and Approval—Anti-Kickback and False Claims Statutes” of this Report for more information.

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

The global economy is currently undergoing a period of unprecedented volatility, and the future economic environment may continue to be less favorable than that of recent years. This has led, and could further lead, to reduced consumer spending in the foreseeable future, and this may include spending on health care. Our sales could be negatively impacted if patients forego obtaining health care. In addition, reduced consumer spending may drive us and our competitors to decrease prices. These conditions may adversely affect our industry, business, financial position and results of operations.

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

The market prices of securities of companies engaged in pharmaceutical development and marketing activities historically have been highly volatile and the market price of our common stock has significantly declined. In addition, any or all of the following may have a significant impact on the market price of our common stock, among other factors:

•	our ability to continue as a going concern;

•

developments with respect to Makena® such as its current and future revenues and federal and state governmental actions with respect to Makena®, its sales, the coverage and reimbursement of Makena®, and sales of compounded alternatives and other alternative therapies;

•	developments with respect to our compliance with our debt obligations;

•

developments regarding our compliance with the consent decree and returning certain or many of our products to market, including loss of market share as a result of the suspension of shipments, and related costs;

•	developments regarding the relevant parties’ compliance with the plea agreement, the Divestiture Agreement or the Settlement Agreement;

•	the sale by Mr. M. Hermelin or the Hermelin family trusts of their ownership interests in the Company;

•	developments regarding our ability to raise additional capital;

•	our recent financing arrangements;

•	developments regarding private and government litigation and governmental inquiries;

•	our reporting of prices used by government agencies or third parties in setting reimbursement rates;

•	the introduction by other companies of generic or competing products;

•	the eligibility of our products for Medicaid, Medicare or other reimbursement;

•	announcements by us or our competitors of technological innovations or new commercial products;

•	delays in the development or approval of products;

•	regulatory withdrawals of our products from the market;

•	developments or disputes concerning patent or other proprietary rights;

•	publicity regarding actual or potential medical results relating to products marketed by us or products under development;

•	regulatory developments in both the U.S. and foreign countries;

•	publicity regarding actual or potential acquisitions;

•	public concern as to the safety of our drug technologies or products;

•	financial condition and results which are different from securities analysts’ forecasts;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

Future sales of common stock could adversely affect the market price of our Class A or Class B Common Stock.

As of March 31, 2012, an aggregate of 2,640,906 shares of our Class A Common Stock and 20,000 shares of our Class B Common Stock were issuable upon exercise of outstanding stock options under our stock option plans, and an additional 3,016,250 shares of our Class A Common Stock and 0.0 shares of Class B Common Stock were reserved for the issuance of additional options and shares under these plans (the Class A Common Stock and the Class B Common Stock are referred to collectively in this Report as the “common stock”). In addition, as of March 31, 2012, 20,038,410 shares of Class A Common Stock were reserved for issuance upon exercise of the Warrants, 8,691,880 shares of Class A Common Stock were reserved for issuance upon conversion of $200.0 million principal amount of 2033 Notes, and 337,500 shares of our Class A Common Stock were reserved for issuance upon conversion of our outstanding 7% cumulative convertible preferred stock (“7% Convertible Preferred Stock”). In the Settlement Agreement, Mr. M. Hermelin agreed to dispose of approximately 1,800,000 shares which, if sold on the open market, could have an adverse effect on the trading price of our shares. In addition, we registered the resale of 9,950,000 shares of Class A Common Stock pursuant to a prospectus dated May 6, 2011.

Future sales of our common stock and instruments convertible or exchangeable into our common stock and transactions involving equity derivatives relating to our common stock, or the perception that such sales or transactions could occur, could adversely affect the market price of our common stock.

The warrants contain a anti-dilution provision, which if the Company were to issue additional shares of its Class A Common Stock, it may trigger the anti-dilution provision of the warrants requiring the Company to issue more warrants.

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

•

the approval of any contract, agreement or other document or instrument which contains any provision which: (1) imposes a penalty, acceleration of debt, purchase obligation or other adverse effect upon the corporation resulting from the election or appointment of any individual to the Board or the removal of any member of the Board; or (2) restricts, limits or dilutes the right of the stockholders to elect or appoint any individual to the Board or to remove any member of the Board.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters is located at 2280 Schuetz Road, St. Louis, Missouri.

We lease or own the facilities shown in the following table. All of these facilities are located in the St. Louis, Missouri metropolitan area.

SQUARE FOOTAGE	USAGE	LEASE EXPIRES	RENEWAL OPTIONS
Leased Facilities
33,860	Corporate/Office	05/31/2013	5 Years

Owned Facilities(1)
121,731	Office/Warehouse/Lab(2)
315,000	Office/Manufacturing/Warehouse(2)
260,000	Warehouse(2)

696,731

(1)	Assets are classified as available for sale at March 31, 2012.
(2)	In March 2006, we entered into a $43.0 million mortgage loan arrangement with one of our primary lenders secured, in part, by these properties. This loan bears interest at a rate of 5.91% (and a default rate of 10.905%) and matures on April 1, 2021.

Item 3.	Legal Proceedings

The information set forth under Note 15—“Commitments and Contingencies—Litigation and Governmental Inquiries” of the Notes to Consolidated Financial Statements included in this Report is incorporated in this Item 3 by reference.

Item 4.	Mine Safety Disclosure

This Item 4 is not applicable.

Executive Officers of the Registrant

The following is a list of our current executive officers, their ages, their positions with our Company and their principal occupations for at least the past five years.

NAME	AGE	POSITION HELD AND PAST EXPERIENCE
Gregory J. Divis, Jr.	45	President and Chief Executive Officer since November 2010; Interim President and Interim Chief Executive Officer from June 2010 to present; President, Ther-Rx Corporation from July 2007 to present; Vice President, Business Development and Life Cycle Management, Sanofi-Aventis U.S. from February 2006 to July 2007; Vice President Sales, Respiratory East, Sanofi-Aventis U.S. from June 2004 to February 2006.

Thomas S. McHugh	47	Chief Financial Officer and Treasurer since July 2010; Chief Accounting Officer since February 2010; Interim Chief Financial Officer, Interim Treasurer, Vice President of Finance and Corporate Controller from September 2009 to April 2010; Vice President of Finance and Corporate Controller from January 2009 to September 2009; Managing Director and Global Controller, BearingPoint, Inc. from 2005 to 2008.

Patrick J. Christmas	41	Vice President and General Counsel since June 1, 2011; General Counsel and Secretary for the Wellstat Companies from 2007 to 2011; General Counsel of BioVeris Corporation from 2005 to 2007.

The executive officers serve at the discretion of the Board of Directors.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Principal Market

Our Class A Common Stock and Class B Common Stock are traded on the New York Stock Exchange under the symbols KV.A and KV.B, respectively.

(b) Approximate Number of Holders of Common Stock

As of May 31, 2012, there were 649 holders of record of Class A Common Stock and 257 holders of record of Class B Common Stock (not separately counting shareholders whose shares are held in “nominee” or “street” names).

(c) Stock Price and Dividend Information

The high and low sales prices of our Class A and Class B Common Stock during each quarter of fiscal years 2012 and 2011, as reported on the New York Stock Exchange, were as follows:

	CLASS A COMMON STOCK
	FISCAL YEAR 2012		FISCAL YEAR 2011
QUARTER	HIGH	LOW	HIGH	LOW
First	$6.32	$2.22	$2.03	$0.81
Second	3.13	1.20	3.26	0.61
Third	1.95	0.79	2.95	1.93
Fourth	3.01	1.18	13.55	1.13

	CLASS B COMMON STOCK
	FISCAL YEAR 2012		FISCAL YEAR 2011
QUARTER	HIGH	LOW	HIGH	LOW
First	$6.27	$2.40	$2.40	$1.00
Second	3.17	1.41	3.38	0.70
Third	2.25	1.17	3.15	2.24
Fourth	3.10	1.24	13.52	1.41

The high and low sales prices of our Class A Common Stock on May 31, 2012 were $1.19 and $1.09, respectively and of our Class B Common Stock on May 31, 2012 were $1.26 and $1.12, respectively, as reported on the NYSE. Since 1980, we have not declared or paid any cash dividends on our common stock and we do not plan to do so in the foreseeable future. No dividends may be paid on Class A Common Stock or Class B Common Stock unless all dividends on the 7% Convertible Preferred Stock have been declared and paid. Holders of one class of common stock are entitled to receive dividends, other than dividends payable in our capital stock, only if dividends in the same type of property are simultaneously declared with respect to the other class of common stock. When, and if, we declare and distribute dividends on the Class B Common Stock, other than dividends payable in our capital stock, the Class A Common Stock must receive a dividend in the amount of 120% of the dividend distributed on the Class B Common Stock. Also, the terms of the indenture governing the 2015 Notes restrict our ability to pay most dividends. The Board declared and paid dividends of $0.1 million in both fiscal year 2012 and 2011 on 40,000 shares of outstanding 7% Convertible Preferred Stock. There were no undeclared and unaccrued cumulative preferred dividends at March 31, 2012.

The Board reviews our dividend policy periodically. Any payment of dividends in the future will depend upon our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. See also Note 17—“Stock-Based Compensation” of the Notes to Consolidated Financial Statements included in this Report for information relating to our equity compensation plans.

For fiscal year 2012, we did not repurchase any of our equity securities.

(d) Equity Compensation Plan Information

The following information regarding our compensation plans is furnished as of March 31, 2012, the end of our most recently completed fiscal year.

	Equity Compensation Plan Information Regarding Class A Common Stock
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders(1)	22,679,316	$1.89	3,016,250
Equity compensation plans not approved by security holders	0	0.0	0

Total	22,679,316	$1.89	3,016,250

(1)	Consists of our 2001 and 2011 Incentive Stock Option Plans. See Note 17—“Stock-Based Compensation” of the Notes to Consolidated Financial Statements included in this Report.

	Equity Compensation Plan Information Regarding Class B Common Stock
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders(1)	20,000	$24.71	0
Equity compensation plans not approved by security holders	0	0.0	0

Total	20,000	$24.71	0

(1)	Consists of our 2001 and 2011 Incentive Stock Option Plans. See Note 17—“Stock-Based Compensation” of the Notes to Consolidated Financial Statements included in this Report.

(e) Stock Price Performance Graph

Set forth below is a line-graph presentation comparing cumulative stockholders returns for the last five fiscal years on an indexed basis with the NYSE Composite Index and the S&P Pharmaceuticals Index, a nationally recognized industry standard index. The graph assumes the investment of $100 in our Class A Common Stock and $100 in our Class B Common Stock, the NYSE Composite Index, and the Russell Microcap Health Care Index on March 31, 2007, and reinvestment of all dividends. Our stock’s performance may not continue into the future with the same or similar trends depicted in the graph below.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among KV Pharmaceutical Company, the NYSE Composite Index

and the Russell Microcap Health Care Index

	Years Ended March 31,
	2008	2009	2010	2011	2012
KV Pharmaceutical Company Class A	99.88	6.60	7.04	23.97	5.28
KV Pharmaceutical Company Class B	100.64	9.66	8.45	23.80	5.57
NYSE Composite	94.81	53.66	80.26	90.58	88.44
Russell Microcap Heath Care	80.46	54.99	85.17	104.24	111.40

Item 6.	Selected Financial Data

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

In March 2009, our Board approved management’s decision to market for sale PDI, our specialty materials segment. As a result of this decision, we segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented. PDI was sold in June 2010.

In July 2010, our Board of Directors directed management to explore strategic alternatives with respect to K-V Generic and the assets and operations of our generic products business. In the fourth quarter of fiscal year 2011, management committed to a plan to divest the generics business. As a result, we identified the assets and liabilities of our generics business and segregated the generics business operating results and presented them separately as discontinued operations for all periods presented. The generic business was sold in August 2011.

BALANCE SHEET DATA

	March 31,
	2012	2011	2010	2009	2008
	(in millions)
Cash, cash equivalents and marketable securities	$50.7	$137.6	$60.7	$75.7	$129.0
Other current assets(a)	53.6	210.3	31.0	156.5	269.6
Property and equipment, net (b)	2.3	6.2	76.6	91.9	102.6
Total assets	253.4	564.7	358.6	659.2	890.4
Current liabilities	172.0	263.0	172.8	227.1	308.5
Long-term debt excluding current maturity(c)	419.7	418.3	233.2	200.7	68.7
Warrant liability (d)	21.0	108.6	0	0	0
Shareholders’ equity (deficit)	(480.7)	(377.8)	(139.2)	139.5	453.6

(a)	We liquidated our auction rate securities (“ARS”) during fiscal year 2012. We classified ARS of $65.9 million, $66.0 million and $81.5 million as of March 31, 2010, 2009 and 2008, respectively, as non-current assets to reflect the current lack of liquidity in these investments. ARS of $57.2 million is classified as current assets at March 31, 2011 because our agreement with Citigroup Global Markets Inc. expired in January 2012. (see Note 6—“Investment Securities” of the Notes to Consolidated Financial Statements included in this Report).
(b)	We have four buildings which are currently being marketed for sale and are classified as assets held for sale as of March 31, 2012 and 2011.
(c)	We were not in compliance with one or more of the requirements of the mortgage loan agreement as of March 31, 2010 and 2009. However, since we received a letter in August 2010 approving certain waivers of covenants under our mortgage loan agreement, the mortgage debt obligation that remained outstanding under the mortgage arrangement was classified as a long-term liability as of March 31, 2010 and 2009 (see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Report for additional discussion). The Company believes it is in compliance with the waivers at March 31, 2012 and 2011. In August 2011, the Company agreed with the lender to extend, to March 31, 2015, the requirement for the Company to achieve a minimum net worth balance. Due to the classification of the assets that collateralize the mortgage as held for sale, the loan is classified as a current liability at March 31, 2012 and 2011. Also, holders of our 2033 Notes had the right to require us to repurchase all or a portion of our 2033 Notes on May 16, 2008 and, accordingly, we classified the 2033 Notes as a current liability as of March 31, 2008. Since no holders required us to repurchase all or a portion of our 2033 Notes on this date and because the next occasion holders may require us to repurchase all or a portion of our 2033 Notes is May 16, 2013, the 2033 Notes were classified as a long-term liability as of March 31, 2012, 2011, 2010 and 2009 (see Note 13—“Long-Term Debt” of the Notes to Consolidated Financial Statements included in this Report). We issued $225.0 million of new Senior Notes in March 2011.
(d)	We issued Warrants in November 2010 and March 2011 to purchase an aggregate of up to 20.1 million shares of Class A Common Stock at an exercise price of $1.62 per share. The $87.6 million decrease in the value of the Warrants for the twelve months ended March 31, 2012 resulted primarily from a change in the Company’s stock price and is reflected in other income as a change in warrant liabilities in our consolidated statements of operations.

STATEMENT OF OPERATIONS DATA

	Years ended March 31,
	2012	2011	2010	2009	2008
	(in millions, except per share data)
Net revenues(a)	$23.2	$27.3	$9.1	$113.2	$207.8
Cost of sales	2.3	1.1	1.6	15.1	24.4
Operating expenses(b)(f)(h)(i)	162.1	127.7	312.8	387.8	258.2
Loss from continuing operations(c)(d)(e)(g)	(98.0)	(255.9)	(283.6)	(266.7)	(45.9)
Income (loss) from discontinued operations(j)	4.1	(28.6)	(9.2)	(46.9)	132.3
Gain (loss) on sale of discontinued operations(k)	(8.4)	12.8	9.2	0.0	0.0
Net income (loss)(c)(d)(e)(g)(j)(k)	(102.3)	(271.7)	(283.6)	(313.6)	86.4
(Loss) from continuing operations per share:
Diluted—Class A common	$(1.64)	$(4.99)	$(5.69)	$(5.37)	$(0.70)
Diluted—Class B common	$(1.64)	$(4.99)	$(5.69)	$(5.37)	(0.60)
Shares used in per share calculation:
Diluted—Class A common	60.0	51.3	49.9	49.7	59.1
Diluted—Class B common	11.2	12.2	12.1	12.1	12.3
Preferred Stock dividends	$0.1	$0.1	$0.1	$0.1	$0.1

(a)

Net revenues in the fourth quarter of fiscal year 2011 included approximately $13.7 million resulting from sales of Makena®. The FDA approved Makena® in February 2011 and the Company began shipping vials in March 2011 (see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Report).

(b)	Operating expenses in fiscal year 2012 included non-cash charges of $31.0 million related to the impairment of property and equipment of our continuing operations (see Note 4—“Restructuring and Impairment Charges” of the Notes to Consolidated Financial Statements included in this Report).
(c)	The loss from continuing operations and net loss in fiscal year 2011 included a loss on extinguishment of debt of $112.7 million in connection with extinguishing the bridge loan in November 2010 and March 2011 (see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Report).
(d)	The loss from continuing operations and net loss in fiscal years 2012, 2011 and 2010 included the impact of an $74.6 million, $70.5 million and $88.3 million, valuation allowance that was charged to income tax expense during the fiscal years 2010 and 2011 for deferred tax assets that the Company determined would not be realized as tax deductions in the future.
(e)	Loss from continuing operations in fiscal years 2012 and 2011 includes an unrealized (gain) loss of $(87.6) million and $20.2 million for warrants, respectively.
(f)	Operating expenses in fiscal year 2010 included charges of $85.8 million related to the impairment of intangible assets and property and equipment of our continuing operations (see Note 4—“Restructuring and Impairment Charges” of the Notes to Consolidated Financial Statements included in this Report) and $70.0 million of purchased in-process research and development expense for the cash payment made upon execution of Amendment No. 1 (see Note 5—“Acquisition” of the Notes to Consolidated Financial Statements included in this Report).
(g)	The loss from continuing operations and the net loss in fiscal year 2009 included the impact of an $82.4 million valuation allowance that was charged to income tax expense for deferred tax assets that we determined would not be realized as tax deductions in the future.
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

(i)

Operating expenses in fiscal year 2008 included purchased in-process research and development expenses of $10.0 million and $7.5 million recorded in connection with the Evamist® and Makena® acquisitions, respectively.

(j)

As a result of the decisions by the Company to sell PDI and K-V Generic, the Company identified the assets and liabilities of PDI and K-V Generic as held for sale in the Company’s consolidated balance sheets at March 31, 2011 and 2010 and segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented. PDI was sold in June 2010 and K-V Generic was sold in August 2011. Additionally, in fiscal year 2010, included in discontinued operations is a gain on sale of $14.0 million for the sale of the Company’s Paragraph IV ANDA with the FDA for a generic equivalent version of GlaxoSmithKline’s Duac® gel to Perrigo Company and of $0.5 million for the sale of certain intellectual property and other assets associated with the ANDA for the generic version of Lotensin® 5-mg, 10-mg, 20-mg, and 40-mg Tablets to Huahai US, Inc. (see Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Report).

(k)	During fiscal year 2011, we sold PDI and recorded a gain on sale of $5.9 million, net of tax and sold the Sucralfate ANDA for approximately $11.0 million, generating a gain of $6.9 million, net of tax. During fiscal year 2012, we sold K-V Generic and recorded a loss on sale of $8.1 million, net of tax.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors are discussed throughout this Report and specifically under the captions “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” In addition, the following discussion and analysis of the financial condition and results of operations should be read in conjunction with “Consolidated Financial Data” and our Consolidated Financial Statements and the notes thereto appearing elsewhere in this Report. Also, for purposes of the following discussion, please note that, in March 2009, the Board approved management’s decision to market for sale PDI, our specialty materials segment. As a result of the decision to sell PDI, we identified the assets and liabilities of PDI as held for sale at March 31, 2010 and we have segregated PDI’s operating results and presented them separately as a discontinued operation for all periods presented. The Company sold PDI on June 2, 2010 and recognized a gain of $5.9 million, net of tax. Additionally, during the fourth quarter of fiscal year ended March 31, 2011, management committed to a plan to sell our generics business. The Company sold the generic business in August 2011 and reported a loss of $8.1million, net of tax. As a result, we have identified the assets and liabilities of the generics business and identified them as held for sale at March 31, 2011 and we have segregated the generics business operating results and presented them as discontinued operations for all periods presented.

Background

Historically, we were a fully integrated specialty pharmaceutical company that developed, manufactured, acquired and marketed technologically-distinguished branded and generic/non-branded prescription pharmaceutical products. Following the divestiture of our generics business, we are now a specialty branded pharmaceutical marketing company primarily focused in women’s health care. We conduct our branded pharmaceutical operations through Ther-Rx, and, previously, we conducted our generic/non-branded pharmaceutical operations through ETHEX, which focused principally on technologically-distinguished generic products prior to the cessation of its operations on March 2, 2010 and its dissolution on December 15, 2010. Through PDI, divested in June 2010, we developed, manufactured and marketed technologically advanced, value-added raw material products for the pharmaceutical industry and other markets. In May 2010, we formed a wholly-owned subsidiary, K-V Generic, (formerly Nesher Pharmaceuticals, Inc.), to operate as the sales and marketing company for our generic products. On August 8, 2011, we sold substantially all of the assets of K-V Generic and our generic products business to Zydus Pharmaceuticals.

Our original strategy was to engage in the development of proprietary drug delivery systems and formulation technologies that enhance the effectiveness of new therapeutic agents and existing pharmaceutical products. Today, we utilize one of those technologies, SITE RELEASE®, in two products currently expected to return to our branded portfolio sometime during fiscal year 2013. Going forward, our business strategy will be primarily defined by the potential in-licensing and acquisition of pharmaceutical products, and the relaunch of certain of our approved products, rather than the historical strategy of the internal development of pharmaceutical products.

See Part I, Item 1—“Business” in this Report for information on recent business activity related to our Company, including the sale of our generics business, the marketing and sale of Makena®, the legal settlement with the Department of Justice and HHS OIG, press release statements on Makena® by ACOG and the FDA and our ability to continue as a going concern.

Ability to Continue as a Going Concern

There is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements filed in this Report were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The historical consolidated financial statements included in this Report do not include any adjustments that might be necessary if we are unable to continue as a going concern. The report of our independent registered public accountants BDO USA, LLP, included in this Report, includes an explanatory paragraph related to our ability to continue as a going concern.

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (1) the need to obtain additional capital despite the proceeds from the offering of the 2015 Notes in March 2011, the equity we were able to issue in February 2011, the equity line of credit we put in place in June 2012 from which we have not yet received proceeds (see Note 1—“Description of Business—General Overview” of the Notes to Consolidated Financial Statements included in this Report) and the sale of assets; (2) previous statements and actions by the FDA to permit continued manufacturing of compounded alternatives to Makena® and by CMS to permit compounded alternatives to Makena® to be reimbursed under the Medicaid program and the resulting actions by State Medicaid agencies which have had an adverse impact on sales of Makena® (3) our ability to comply with debt covenants; (4) our ability to obtain future revenues from the sales of Makena® sufficient to meet our future needs and expectations, including our ability to satisfy the $95.0 million of remaining milestone payments to Hologic beginning August 4, 2012; (5) the timing and number of approved products that will be reintroduced to the market and the related costs; (6) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; and (7) the outcome and potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report. Our assessment was further affected by our fiscal year 2012 net loss of $102.3 million, which includes a non-cash gain of $87.6 million related to warrants offset by a non-cash impairment of $31.0 million related to our fixed assets, our net loss of $271.7 million for fiscal year 2011 and the outstanding balance of cash and cash equivalents of $50.7 million as of March 31, 2012. For periods subsequent to March 31, 2012, we expect losses to continue, because we are unable to generate any significant revenues until we are able to generate significant sales of Makena®, which was approved by the FDA in February 2011 and which we began shipping in March 2011 and also begin selling more of our other products. We have continued to ship Evamist®, which is manufactured for the Company by a third party. We are continuing to work with our contract manufacturers to prepare Clindesse® and Gynazole-1® for relaunch and expect to resume shipping these products sometime during fiscal year 2013. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to increase market share of Makena®. If we are not able to raise additional capital through equity issuances, asset sales or other means, obtain the FDA’s approval to resume distribution of more of our approved products in a timely manner and at a reasonable cost, or if revenues from the sale of approved products introduced or reintroduced into the market place, including Makena®, prove to be insufficient, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to address, among other factors: (1) the need to obtain additional capital; (2) our ability to satisfy the remaining milestone payments to Hologic, which are due beginning August 4, 2012; (3) sales of Makena® (which was approved by the FDA in February 2011) notwithstanding actions by the FDA to permit continued manufacturing of compounded alternatives and by CMS to permit compounded alternatives to be reimbursed under the Medicaid program and the resulting actions by State Medicaid agencies; (4) compliance with our debt covenants; (5) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report; (6) the timing, number and revenue generation of approved products that will be introduced or reintroduced to the market and the related costs; and (7) the requirements under the consent decree with the FDA in order to resume shipment of products manufactured for us. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with introducing or reintroducing approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition and retention of the rights to Makena® (see Note 5—“Acquisition” of the Notes to Consolidated Financial Statements included in this Report), the financial obligations pursuant to the plea agreement, costs associated with our legal counsel and consultant fees, as well as the significant costs associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. In the near term, if we are not able to raise additional capital, comply with debt covenants, increase sales of Makena®, obtain the FDA’s clearance to resume distribution of more of our approved products in a timely manner and at a reasonable cost, and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, we are focused on performing the following: (1) raising additional capital; (2) addressing the FDA’s and the resulting actions by State Medicaid agencies concerns regarding patient access to Makena® and CMS policy permitting Medicaid program reimbursement of compounded products; (3) meeting our obligations under the Hologic agreement, including the remaining milestone payments which are due beginning August 4, 2012; (4) the continued commercial launch of Makena®; (5) meeting the requirements of the consent decree, which will allow certain of our approved products to be reintroduced to the market; and (6) pursuing various means to minimize operating costs. Since December 31, 2010, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirements from a $32.3 million private placement of Class A Common Stock to a group of institutional investors in February 2011 and the 2015 Notes in March 2011 (which were used, in part, to repay all existing obligations under the agreement with U.S. Healthcare) (see Note 13—“Long-Term Debt” of the Notes to Consolidated Financial Statements included in this Report for a description of the 2015 Notes), $60.5 million, including $7.5 million held in escrow, from the divestiture of our generics business. We are pursuing ongoing efforts to increase cash, including the continued implementation of cost savings, the return of certain additional approved products to market in a timely manner, and the sale of assets. We cannot provide assurance that we will be able to realize additional cost reductions from reducing our operations, that any of our approved products can be returned to the market in a timely manner, that our higher profit approved products will return to the market in the near term or at all or that we can obtain additional cash through asset sales or the sale of equity or the successful commercialization of Makena®. If we are unsuccessful in our efforts to raise additional capital, make significant progress with the FDA and CMS regarding access to and removing restrictions on Medicaid coverage of Makena® certain states, sell assets, introduce or return our products to market at adequate levels, or prior to August 2012, address the remaining milestone payments due to Hologic we may be required to further reduce our operations, including further reductions of our employee base, or we may be required to restructure our debt and other payment obligations or cease certain or all of our operations in order to offset the lack of available funding.

On August 8, 2011 we sold substantially all of the assets of K-V Generic and our generic products business to Zydus Pharmaceuticals for approximately $60 million. In addition, we continue to evaluate the sale of certain of our other assets. However, due to general economic conditions, we will likely be exposed to risks related to the overall macro-economic environment, including a lower rate of return than we have historically experienced on our invested assets and being limited in our ability to sell assets. In addition, we cannot provide any assurance that we ultimately will be successful in finding suitable purchasers for the sale of such assets. Even if we are able to find purchasers, we may not be able to obtain attractive terms and conditions for such sales, including attractive pricing. In addition, divestitures of businesses involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and earnings associated with the divested business, and the disruption of operations in the affected business. In addition, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources. Inability to consummate identified asset sales or manage the post-separation transition arrangements could adversely affect our business, financial condition, results of operations and cash flows.

Results of Operations

FISCAL YEAR 2012 COMPARED TO FISCAL YEAR 2011

Net Revenues

	Years Ended March 31,		Change
($ in millions):	2012	2011	$	%
Total net revenues	$23.2	$27.3	$(4.1)	(15.0)%

Net revenues in fiscal year 2012 decreased $4.1 million, or 15.0%, as compared to fiscal year 2011. Overall, net revenues primarily consist of sales of Makena® and Evamist®. We began shipping Makena® in the fourth quarter of March 2011. Net revenues from Makena® decreased $1.9 million in fiscal year 2012 versus fiscal year 2011 due to the initial stock-in quantities that were purchased by our customers when the product was launched in the fourth quarter of fiscal year 2011 which includes a net benefit of $1.6 million in revenue reserve adjustments in fiscal year 2012. Also contributing to the decrease was a $2.4 million decrease in net revenues for Evamist®, which represented an 18.6% decrease over fiscal year 2011. These decreases were partially offset by a $0.2 million increase in other revenues which consists of changes in certain allowances of $0.1 million compared to fiscal year 2011 and by royalty revenues of $0.1 million versus fiscal year 2011.

Gross Profit

	Years Ended March 31,		Change
($ in millions):	2012	2011	$	%
Total gross profit	$20.9	$26.2	$(5.3)	(20.2)%
as % of net revenues	90.1%	96.0%

The overall decrease in gross profit of $5.3 million resulted primarily from lower volumes related to net revenues of both Makena® and Evamist® which includes a net benefit of $1.6 million in revenue reserve adjustments in fiscal year 2012.

Research and Development

	Years Ended March 31,		Change
($ in millions):	2012	2011	$	%
Research and development	$16.1	$19.1	$(3.0)	(15.7)%
as % of net revenues	69.4%	70.0%

Research and development expenses consisted primarily of personnel-related costs, laboratory tests for proposed branded products, clinical studies to determine the safety and efficacy of proposed and actual branded products, and material used in research and development activities. The decrease in research and development expense of $3.0 million in fiscal year 2012 versus fiscal year 2011 was primarily due to a reduction in the work force, partially offset by higher costs associated with the testing of Makena®.

Selling and Administrative

	Years Ended March 31,		Change
($ in millions):	2012	2011	$	%
Selling and administrative	$114.4	$101.0	$13.4	13.3%
as % of net revenues	493.10%	370.0%

The increase in selling and administrative expenses was primarily due to the expansion of our sales force, marketing, and product rights amortization expenses related to the launch of Makena®, partially offset by a reduction in our non-sales force employees.

Restructuring and Impairment Charges

	Years Ended March 31,		Change
($ in millions):	2012	2011	$	%
Restructuring	$0.6	$0.1	$0.5	500.0%
Long-lived Assets Impairment	31.0	0.0	31.0	N/A %

Total Restructuring and Impairment Charges	$31.6	$0.1	$31.5	31,500.0%

Restructuring

During the fiscal year 2012, as part of an ongoing realignment of our cost structure, we made further reductions of our workforce and employee headcount was reduced by approximately 74 for continuing operations. We recorded expense of $0.6 million in fiscal year 2012 for severance benefits related to this headcount reduction. On February 25, 2011, the Company also reduced its workforce by 25 employees. We recorded expense of $0.1 million in fiscal year 2011 for severance benefits related to this headcount reduction.

Impairment

The Company assesses the impairment of its assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The factors that the Company considers in its assessment include the following: (1) significant underperformance of the assets relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business; (3) significant negative industry or economic trends; and (4) significant adverse changes as a result of legal proceedings or governmental or regulatory actions. Refer to Note 4—“Restructuring and Impairment Charges” of the Notes to Consolidated Financial Statements included in this Report for further information regarding the assessment of long-lived assets for impairment. To test impairment of the Company’s assets, we perform cash flow analyses, which incorporate a number of significant assumptions and estimates that are subject to change as actual results become known. The sum of the projected undiscounted cash flows, which extend over the estimated useful life assigned to the assets, exceeded the carrying amount of the intangible assets as of March 31, 2012 and we concluded that the assets are not impaired as of that date. However, any significant differences in actual future results versus estimates used to prepare the cash flow analyses, such as lower sales, lower volume, increases in production costs, technological changes or changes in the regulatory environment, could result in impairment of these intangible assets at a future date.

Certain significant events occurred in the second quarter of fiscal year 2012 that indicated that the carrying value of certain assets as of September 30, 2011 may not be recoverable. These events include: (a) the divestiture of our generics business (see Note 22—“Divestitures” of the Notes to Consolidated Financial Statements included in this Report); (b) the evaluation by the Company of certain facilities that were retained by the Company following the divestiture of our generics business; and (c) the Company completely outsourcing the manufacturing of the products it sells.

During the fourth quarter of fiscal year 2011, we decided to divest the generics business and as a result of this decision, we evaluated our long-lived assets for impairment.

Based on the events described above, we determined that a triggering event occurred in the second and fourth quarters of fiscal years 2012 and 2011, respectively, giving rise to the need to assess the recoverability of certain of our facilities and machinery and equipment previously used in manufacturing operations. Based on our analysis, in fiscal year 2012, we recorded a $31.0 million impairment charge in continuing operations. In addition, for fiscal year 2011, we recorded $10.0 million of impairment charges in discontinued operations related to our divested generics business. See additional discussion below concerning our loss from discontinued operations.

Litigation and Governmental Inquiries, net

	Years Ended March 31,		Change
($ in millions):	2012	2011	$	%
Litigation and governmental inquiries, net	$0.1	$7.4	$(7.3)	(98.6)%

The decrease in litigation and governmental inquiries expense of $7.3 million for fiscal year 2012 was primarily due to a reduction in the overall number of open matters that require estimates to settle the cases (see Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report).

Loss on Extinguishment of Debt

	Years Ended March 31,		Change
($ in millions):	2012	2011	$	%
Loss on extinguishment of debt	$0.0	$112.7	$(112.7)	(100.0)%

In November 2010, we entered into a senior secured debt financing arrangement with U.S. Healthcare which retired an existing $20.0 million loan. At the time the $20.0 million loan was retired, the Company wrote-off a proportionate share of the fair value of warrants of $7.5 million that were allocated to this loan. We also wrote-off approximately $1.9 million of deferred financing costs related to the $20.0 million loan. The Company and U.S. Healthcare amended the financing arrangements on January 6, 2011 and again on March 2, 2011. On March 17, 2011 with the issuance of the 2015 Notes, the U.S. Healthcare loans were repaid and as a result, we recorded the following in loss on extinguishment of debt:

•	A premium payment of $12.5 million;

•	Unamortized deferred financing costs of $3.9 million;

•	$79.4 million in warrants expense; and

•	$7.5 million escrow payment.

Change in Warrant Liability

	Years Ended March 31,		Change
($ in millions):	2012	2011	$	%
Change in warrant liability	$(87.6)	$20.2	$(107.8)	(533.7)%

The gain on Warrants for fiscal year 2012 resulted from a decrease in the estimated fair value of the Warrants and a resulting decrease in the warrant liability. The loss on Warrants during fiscal year 2011 resulted from an increase in the estimated fair value of the Warrants and a resulting increase in the warrant liability.

Interest Expense, net and other

	Years Ended March 31,		Change
($ in millions):	2012	2011	$	%
Interest expense, net and other	$34.4	$13.7	$20.7	151.1%

The increase in interest expense for fiscal year 2012 versus fiscal year 2011 resulted primarily from an increase in debt offset by a realized gain of $3.0 million from the sale of our ARS in fiscal year 2012.

Income Tax Expense

	Years Ended March 31,		Change
($ in millions):	2012	2011	$	%
Income tax expense	$10.0	$7.8	$2.2	28.2%
Effective tax rate	(11.4)%	(3.1)%

The provision for income taxes for fiscal year 2012 and 2011 was primarily due to the timing of certain deferred tax liabilities which are not scheduled to reverse within the applicable carryforward periods for the deferred tax assets. Both periods were impacted by the recording of a valuation allowance for deferred tax assets that we determined were not more likely than not to be realized as future tax deductions.

Income (loss) from Discontinued Operations

	Years Ended March 31,		Change
($ in millions):	2012	2011	$	%
Income (loss) from discontinued operations	$4.1	$(28.6)	$32.7	114.3%

During the fourth quarter of fiscal year 2011, we committed to a plan to divest the generics business and in August 2011, we completed the sale. During the fourth quarter of fiscal year 2009, our Board authorized management to sell PDI, our specialty materials segment (see Note 22—“Divestitures,” of the Notes to Consolidated Financial Statements included in this Report for more information regarding the sales of PDI and the generics business). Therefore, we have segregated PDI and the generics business operating results and presented them separately as discontinued operations for all periods presented. Losses during fiscal year 2011 were due to the fact that the Company was not able to produce product under the terms of the consent decree until the second quarter of fiscal year 2011 when the Company received approval from the FDA to begin shipping the now-divested Potassium Chloride ER. The income from discontinued operations earned in fiscal year 2012 was a result of our ability to ship the now-divested Potassium Chloride ER and the release of certain allowances previously recorded that have been resolved.

As a result of our decision to divest the generics business and an evaluation of offers received for the generics business it was determined that the assets related to the generics business were impaired. We recorded an impairment charge of $10.0 million during fiscal year 2011 as part of discontinued operations to reduce the carrying value of these assets, product rights, and other assets to estimated fair value. (See Note 22—“Divestitures” of the Notes to Consolidated Financial Statements included in this Report.)

Gains (loss) on Sale in Discontinued Operations

	Years Ended March 31,		Change
($ in millions):	2012	2011	$	%
Gains (loss) on sale in discontinued operations	$(8.4)	$12.8	$(21.2)	(165.6)%

During the second quarter of fiscal year 2012, we sold the generics business and recognized a net loss on the sale of $8.1 million in the Consolidated Statement of Operations and $7.5 million was recorded as deferred income on the Consolidated Balance Sheet until certain customary post-closing requirements are met, which is expected to occur during the second quarter of fiscal year 2013. The amount treated as deferred income may be recognized as a gain, subject to the satisfaction of certain post-closing conditions.

During fiscal year 2011, we recognized a $6.9 million gain net of tax on the sale of certain intellectual property and other assets related to our ANDA, submitted with the FDA for the approval to engage in the commercial manufacture and sale of 1gm/10mL sucralfate suspension. All activities related to the intellectual property of 1gm/10mL sucralfate suspension were expensed as incurred resulting in a gain equal to the cash proceeds received. Additionally, we sold PDI on June 2, 2010 and recognized a gain of $5.9 million net of tax.

The above activity was recorded in discontinued operations as a result of our decision to divest the generics business and PDI.

FISCAL YEAR 2011 COMPARED TO FISCAL YEAR 2010

Net Revenues

	Years Ended March 31,		Change
($ in millions):	2011	2010	$	%
Total net revenues	$27.3	$9.1	$18.2	200.0%

Net revenues in fiscal year 2011 increased $18.2 million, or 200.0%, as compared to fiscal year 2010. The increase in net revenues was a result of $13.7 million of net revenues recorded in fiscal year 2011 related to the initial launch of Makena®. Also contributing to the increase was a $4.4 million increase in net revenues for Evamist®, which represents a 50% increase over fiscal year 2010.

Gross Profit

	Years Ended March 31,		Change
($ in millions):	2011	2010	$	%
Total gross profit	$26.2	$7.5	$18.7	249.3%
as % of total net revenues	96.0%	82.4%

The overall increase in gross profit of $18.7 million resulted primarily from sales increases of $13.7 million related to the initial launch of Makena®, and an increase of $4.4 million, or 61.9%, related to Evamist®.

Research and Development

	Years Ended March 31,		Change
($ in millions):	2011	2010	$	%
Research and development	$19.1	$27.1	$(8.0)	(29.5)%
as % of net revenues	70.0%	297.8%

Research and development expenses consisted primarily of personnel-related costs, laboratory tests for proposed branded products, clinical studies to determine the safety and efficacy of proposed branded products, and material used in research and development activities. The decrease in research and development expense of $8.0 million for fiscal year 2011 was primarily due to a reduction in the work force and lower costs associated with the testing of drugs under development.

Selling and Administrative

	Years Ended March 31,		Change
($ in millions):	2011	2010	$	%
Selling and administrative	$101.0	$111.7	$(10.7)	(9.6)%
as % of net revenues	370.0%	1,227.5%

The reduction in selling and administrative expenses was primarily due to lower personnel costs and lower depreciation and amortization expenses due to impairment charges recorded in fiscal year 2010 on intangible assets that lowered the cost of the related assets.

Restructuring and Impairment Charges

	Years Ended March 31,		Change
($ in millions):	2011	2010	$	%
Restructuring	$0.1	$3.2	$(3.1)	(96.9)%
Intangible Assets Impairment	0.0	82.3	(82.3)	(100.0)%
Manufacturing, Distribution and Packaging Assets Impairment	0.0	3.5	(3.5)	(100.0)%

Total Restructuring and Impairment Charges	$0.1	$89.0	$(88.9)	(99.9)%

Restructuring

On March 31, 2010, as part of an ongoing realignment of our cost structure we made further reductions of our workforce and employee headcount was reduced by approximately 80 for continuing operations. On February 25, 2011, the Company further reduced its workforce by 11 and laid off an additional 14 employees. We recorded expense of $0.1 million in fiscal year 2011 for severance benefits related to this headcount reduction. During fiscal year 2010 we incurred $3.2 million in termination costs for reductions in our workforce.

Impairment

We assess the impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The factors that the Company considers in its assessment include the following: (1) significant underperformance of the assets relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business; (3) significant negative industry or economic trends; and (4) significant adverse changes as a result of legal proceedings or governmental or regulatory actions. Refer to Note 4—“Restructuring and Impairment Charges” of the Notes to Consolidated Financial Statements included in this Report for further information regarding the assessment of long-lived assets for impairment.

During the fourth quarter of fiscal year 2011, we decided to divest the generics business and as a result of this decision, we evaluated our long-lived assets for impairment.

Certain significant events occurred in the three months ended March 31, 2010 that indicated that the carrying value of certain assets as of March 31, 2010 may not be recoverable. These events included: (a) the expectation of when we would be able to resume manufacturing and shipment and begin generating cash flow from the sale of certain of our approved products, (b) the entry into the plea agreement with the U.S. Department of Justice (see Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report); and (c) the reduction of our workforce that occurred on March 31, 2010 (see Note 4—“Restructuring and Impairment Charges” of the Notes to Consolidated Financial Statements included in this Report).

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

Purchased In-Process Research and Development

	Years Ended March 31,		Change
($ in millions):	2011	2010	$	%
Purchased in-process research and development	$0.0	$70.0	$(70.0)	(100.0)%

The decrease in purchased in-process research and development costs was pursuant to Amendment No. 1 with Hologic (see Note 5—“Acquisition” of the Notes to Consolidated Financial Statements included in this Report), which required a $70.0 million cash payment upon execution of Amendment No. 1 in January 2010. Because the product was not FDA approved at the time this payment was made and the project would have no alternative use if not approved, we recorded this payment as a purchased in-process research and development expense.

Litigation and Governmental Inquiries, net

	Years Ended March 31,		Change
($ in millions):	2011	2010	$	%
Litigation and governmental inquiries, net	$7.4	$15.0	$(7.6)	(50.7)%

The decrease in litigation and governmental inquiries expense of $7.6 million for fiscal year 2011 was primarily due to significant costs recognized in fiscal year 2010 which did not repeat in fiscal year 2011. The decrease was primarily related to the settlement with Strides Arcolab Limited (“Strides”) that was recorded in fiscal year 2010 (see Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report).

Extinguishment of Debt

	Years Ended March 31,		Change
($ in millions):	2011	2010	$	%
Loss on extinguishment of debt	$112.7	$0.0	$112.7	NA	%

In November 2010, the Company entered into a senior secured debt financing arrangement with U.S. Healthcare which retired an existing $20.0 million loan. At the time the $20.0 million loan was retired, the Company wrote-off a proportionate share of a discount related to fair value of warrants of $7.5 million that were allocated to this loan. We also wrote-off approximately $1.9 million of deferred financing costs related to the $20.0 million loan. The Company and U.S. Healthcare amended the financing arrangements on January 6, 2011 and again on March 2, 2011. On March 17, 2011, with the issuance of the 2015 Notes, the loan with U.S. Healthcare was repaid. As a result of the repayment of the loans with U.S. Healthcare we recorded the following in loss on extinguishment of debt:

•	A premium payment of $12.5 million;

•	Unamortized deferred financing costs of $3.9 million;

•	$79.4 million in warrants expense; and

•	$7.5 million escrow payment.

Change in Warrant Liability

	Years Ended March 31,		Change
($ in millions):	2011	2010	$	%
Change in warrant liability	$20.2	$0.0	$20.2	NA	%

The loss on Warrants during fiscal year 2011 resulted from an increase in the estimated fair value of the Warrants and a resulting increase in the warrant liability.

Interest Expense, net and other

	Years Ended March 31,		Change
($ in millions):	2011	2010	$	%
Interest expense, net and other	$13.7	$2.2	$11.5	522.7%

The increase in interest expense for fiscal year 2011 resulted primarily from the increase in borrowing by the Company during fiscal year 2011 and accretion of the present value of the liability to Hologic that was recorded as interest expense related to the Company’s investment in Makena®.

Income Tax Expense (Benefit)

	Years Ended March 31,		Change
($ in millions):	2011	2010	$	%
Income tax expense (benefit)	$7.8	$(23.9)	$31.7	132.6%
Effective tax rate	(3.4)%	13.8%

The provision for income taxes for fiscal year 2011 was primarily due to the timing of certain deferred tax liabilities which are not scheduled to reverse within the applicable carryforward periods. The benefit for fiscal year 2010 was due to the availability to carry back operating losses to prior periods partially offset by the timing of certain deferred tax liabilities which are not scheduled to reverse within the applicable carryforward periods for the deferred tax assets. Both periods were impacted by the recording of a valuation allowance for deferred tax assets that we determined were not more likely than not to be realized as future tax deductions.

Loss from Discontinued Operations

	Years Ended March 31,		Change
($ in millions):	2011	2010	$	%
Loss from discontinued operations	$(28.6)	$(9.2)	$(19.4)	210.9%

During the fourth quarter of fiscal year 2011, we committed to a plan to divest the generics business. During the fourth quarter of fiscal year 2009, our Board authorized management to sell PDI, our specialty materials segment (see Note 22—“Divestitures” of the Notes to Consolidated Financial Statements included in this Report for more information regarding the divestiture of our generics business and the sale of PDI). Therefore, we have segregated the generics business’s and PDI’s operating results and presented them separately as discontinued operations for all periods presented. (see Note 22—“Divestitures” of the Notes to Consolidated Financial Statements included in this Report.). The reason for the losses was primarily due to the fact that the Company continues to not be able to produce product under the terms of the consent decree, except for the now-divested Potassium Chloride Extended Release Capsule for which the Company received approval in September 2010. (see Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report concerning the consent decree).

As a result of management’s decision to divest the generics business and an evaluation of offers received for the generics business it was determined that the assets related to MD&P were impaired. The Company recorded an impairment charge of $10.0 million during fiscal year 2011 as part of discontinued operations to reduce the carrying value of MD&P assets, product rights, and other assets to estimated fair value. (See Note 22—“Divestitures” of the Notes to Consolidated Financial Statements included in this Report).

The Company recorded revenues of approximately $143.0 million generated from the sale of all of the limited quantity of generic OxyContin® pursuant to the Distribution Agreement with Purdue Pharma L.P., The P.F. Laboratories, Inc. and Purdue Pharmaceuticals L.P. (collectively “Purdue”), partially offset by approximately $20.0 million recognized as costs of sales for royalty fees owed to Purdue and costs of product paid to Purdue pursuant to the Distribution Agreement.

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

Liquidity and Capital Resources

Cash and cash equivalents and working capital (deficiency) were $50.7 million and $(67.7) million, respectively, at March 31, 2012, compared to $137.6 million and $84.9 million, respectively, at March 31, 2011. Working capital is defined as total current assets minus total current liabilities. Working capital decreased primarily due to decreases in cash and cash equivalents of $86.9 million, investment securities of $57.2 million, restricted cash of $27.0 million and receivables of $27.8 million, offset by decreases in accrued expenses of $17.1 million, accounts payable of $16.6 million and current maturities of long-term debt of $54.8 million. The decrease in accounts payable was primarily due to timing of payments to our vendors. The decrease in current maturities of long-term debt was a result of liquidating the ARS treated as a collateralized obligation and the decrease of restricted cash was a result of interest expense related to the 2015 Notes paid in the second and third quarters of fiscal year 2012. The decrease in investment securities was related to the sale of our ARS. The decrease in accounts receivable was due to the collection of balances from our customers.

Operating activities:

For fiscal year 2012, net cash used in operating activities of $169.3 million resulted primarily from a net loss of $102.3 million, decreases in accounts payable and accrued liabilities, increases in inventory and changes in other assets and liabilities, which were offset by collection of receivables, a non-cash change in the Company’s warrant liability and a non-cash impairment charge on property and equipment.

For fiscal year 2011, net cash used in operating activities of $159.5 million resulted primarily from our net loss offset by noncash items of $152.5 million primarily related to depreciation, gain on sale of assets, loss on debt extinguishments, change in warrant liability and impairment of assets. Also contributing to the cash used in operating activities was an increase in receivables which was due to our initial sales of Makena® that occurred during the fourth quarter of fiscal year 2011 and decrease in accounts payable and accrued liabilities due to timing of payments.

Investing activities:

For fiscal year 2012, net cash flow provided by investing activities of $85.0 million resulted primarily from proceeds received from the divestiture of our generics business and the decrease in restricted cash which was used to pay interest expense on the 2015 Notes.

For fiscal year 2011, net cash flow provided by investing activities of $0.2 million included the $22.0 million proceeds related to the sale of PDI, net of fees and the amount held in escrow, $11.0 million cash proceeds pursuant to the sale of Sucralfate and $7.3 million of proceeds from an investment in Strides. Additionally, the Company received approximately $3.5 million in insurance proceeds related to a fire that occurred in 2009 at PDI. This was offset by restricted cash related to a loan with our lenders of $7.5 million, one year of interest on deposit of $27.0 million related to our 2015 Notes, and a $12.5 million payment to Hologic for Makena® product rights.

Financing activities:

In June 2012, we entered into the Purchase Agreement under which we may sell up to $20.0 million of shares of our Class A Common Stock to Commerce Court over a 24-month period subject to a maximum of 11,976,599 shares, including the 200,000 Commitment Shares. The amount and timing of how much we are able to draw are subject to a variety of factors including the trading price and trading volume of our Class A Common Stock, the number of trading days that must lapse between draw requests and a limit on the amount of shares that Commerce Court will own at any given time. Any draws require the unanimous approval of the Company’s board of directors.

For fiscal year 2012, net cash used in financing activities of $2.4 million resulted primarily from the principal reduction of our mortgage loan.

For fiscal year 2011, net cash provided by financing activities of $236.2 million resulted primarily from proceeds of approximately $80.0 million received from U.S. Healthcare and $218.3 million, net of loan discount, from the 2015 Notes and private equity offering of $29.7 million. These increases were primarily offset by the payment and retirement of loans due to the U.S. Healthcare.

During the fiscal year 2012, the Company reacquired and then sold the remainder of its ARS, netting approximately $3.0 million above its cost basis (see Note 6—“Investment Securities,” of the Notes to Consolidated Financial Statements included in this Report for more information regarding the settlement agreement and the proceeds received in connection therewith).

Our debt balance, net of original issue discount and including current maturities, was $450.3 million at March 31, 2012, compared to $503.7 million at March 31, 2011. The decrease in the debt balance reflected a $52.4 million reduction of our collateralized obligations related to ARS during fiscal year 2012.

In March 2006, we entered into a $43.0 million mortgage loan arrangement with LaSalle National Bank Association, in part to refinance $9.9 million of existing mortgages. The $32.8 million of net proceeds we received from the mortgage loan was used for working capital and general corporate purposes. The mortgage loan, which is secured by four of our buildings, bears interest at a rate of 5.91% (and a default rate of 10.905%) and matures on April 1, 2021. The four buildings are currently being marketed for sale and are classified as assets held for sale as of March 31, 2012. As a result, the Company’s mortgage loan is classified as a current liability as of March 31, 2012. In August 2011, the Company agreed with the lender to extend, to March 31, 2015, the requirement for the Company to achieve a minimum net worth balance. As of March 31, 2012, the Company believes that it is in compliance with all the requirements of the mortgage loan and is current with all its payment obligations.

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

In December 2005, we entered into a financing arrangement with St. Louis County, Missouri related to expansion of our operations in St. Louis County. Up to $135.5 million of industrial revenue bonds could have been issued to us by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provided that 50% of the real and personal property taxes on up to $135.5 million of capital improvements would be abated for a period of ten years subsequent to the property being placed in service. Industrial revenue bonds totaling $129.9 million were outstanding at March 31, 2011. The industrial revenue bonds were issued by St. Louis County to us upon our payment of qualifying costs of capital improvements, which are then leased by us for a period ending December 1, 2019, unless earlier terminated. We had the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. We had classified the leased assets as property and equipment and had established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which was our intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the consolidated financial statements for periods prior to the termination of the agreement. In connection with the sale of our generics business, the Company terminated this agreement with St. Louis County during the fiscal year 2012 and regained full title to the abated property. The industrial revenue bonds were cancelled.

In September 2010 we entered into an agreement with U.S. Healthcare for a loan of $20.0 million which was subsequently retired in November 2010 when we entered into a new agreement with U.S. Healthcare for a senior secured debt financing package for up to $120.0 million which was subsequently amended in January 2011 and again in March 2011. In March 2011, the Company repaid in full all the remaining obligations with U.S. Healthcare and terminated the future loan commitments. (See Note 13—“Long-Term Debt” for a description of the financing with U.S. Healthcare and Note 20—“Equity Transactions” of the Notes to Consolidated Financial Statements included in this Report for a description of our $32.3 million private placement of Class A Common Stock and private placement of $225 million aggregate principal amount of the 2015 Notes, a portion of the proceeds of which were used to repay the loan obligations with U.S. Healthcare.)

On February 14, 2011, the Company announced that it entered into a definitive agreement with a group of institutional investors to raise approximately $32.3 million of gross proceeds from a private placement of 9.95 million shares of its Class A Common Stock at $3.25 per share. The transaction closed on February 17, 2011. The Company used $20.0 million of the proceeds from the financing to repay certain outstanding amounts and other outstanding obligations under its credit agreement with U.S. Healthcare. The remaining amount was used for the launch of Makena®, payment of expenses associated with the transaction and general corporate purposes.

On March 17, 2011, the Company completed the offering and sale of the 2015 Notes. The 2015 Notes bear interest at an annual rate of 12% per year, payable semiannually in arrears on March 15 and September 15 of each year, commencing September 15, 2011. The 2015 Notes will mature March 15, 2015. After an original issue discount of 3%, the Company received proceeds of $218.3 million which were used to fund a first-year interest reserve totaling $27.0 million (reflected as restricted cash on the balance sheet), repay all existing obligations to U.S. Healthcare totaling approximately $61.1 million and pay fees and expenses associated with the offering of the 2015 Notes of approximately $10.0 million. In connection with these payments, the Company also terminated all future loan commitments with U.S. Healthcare. The remaining proceeds, totaling approximately $120.0 million are being used for general corporate purposes, including the commercialization of Makena®. The 2015 Notes were offered only to accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended (see Note 13—“Long-Term Debt” of the Notes to Consolidated Financial Statements included in this Report for a description of the 2015 Notes).

The following table summarizes our contractual obligations (in millions):

	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Obligations at March 31, 2012
Long-term debt obligations(1)	$455.6	$30.6	$425.0	$0.0	$0.0
Scheduled interest obligations(2)	140.2	33.8	65.8	10.0	30.6
Operating lease obligations	2.0	1.0	0.5	0.4	0.1
Hologic obligation(6)	95.0	85.0	10.0	0.0	0.0
Department of Justice (“DOJ”) obligations	18.1	6.0	12.1	0.0	0.0
HHS OIG obligation	17.0	0.8	5.5	10.7	0.0
Purchasing obligations(5)	7.0	1.9	3.5	1.6	0.0

Total contractual cash obligations(3)(4)	$734.9	$159.1	$522.4	$22.7	$30.7

(1)	The next date holders of the 2033 Notes may require us to repurchase all or a portion of their Notes is May 16, 2013. On March 17, 2011, the Company completed the sale of the 2015 Notes. The 2015 Notes bear interest at an annual rate of 12% per year, payable semiannually in arrears on March 15 and September 15 of each year, commencing September 15, 2011. The 2015 Notes will mature March 15, 2015.
(2)	Scheduled interest payments represent the estimated interest payments on the building mortgages, the 2033 Notes, the 2015 Notes and DOJ obligation.
(3)	Excluded from the contractual obligations table is the liability for unrecognized tax benefits totaling $0.3 million. This liability for unrecognized tax benefits has been excluded because we cannot make a reliable estimate of the period in which the unrecognized tax benefits will be realized.
(4)

The terms of the Evamist® asset purchase agreement provide for two future payments upon achievement of certain net sales milestones. If Evamist® achieves $100.0 million of net sales in a fiscal year, a one-time payment of $10.0 million will be made, and if net sales levels reach $200.0 million in a fiscal year, a one-time payment of up to $20.0 million will be made.

(5)	The Company has entered into a supply agreement to purchase, through December 2015, approximately $7 million of materials from one of its suppliers.

(6)

On February 4, 2011, the Company entered into Amendment No. 2 to the Original Makena® Agreement. The amendments set forth in Amendment No. 2 reduced the payment to be made on the fifth business day following the day on which Hologic gave the Company notice that the FDA had approved Makena® (the “Transfer Date”) to $12.5 million and revised the schedule for making the remaining payments of $107.5 million. Under these revised payment provisions, after the $12.5 million payment on the Transfer Date and a subsequent $12.5 million payment 12 months after the date the FDA approved Makena® (the “Approval Date”), the Company has the right to elect between the two alternate payment schedules, as described below, for the remaining payments, with royalties of 5% of the net sales of Makena® payable for certain periods and under different circumstances, depending on when the Company elects to make the remaining payments.

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

•	A $7.3 million payment for each of the succeeding 12 months;

•	A royalty payable 24 months following the Approval Date equal to 5% of net sales of Makena® made during the period from 18 months after the Approval Date to 24 months after the Approval Date; and

•	A royalty payable 30 months following the Approval Date equal to 5% of net sales of Makena® made during the period from 24 months after the Approval Date to 30 months after the Approval Date.

The Company may make any of the payments under Payment Schedule 1 or Payment Schedule 2 on or before their due dates, and the date on which the Company makes the final payment contemplated by the selected payment schedule will be the final payment date, after which no royalties will accrue.

Moreover, if the Company elects Payment Schedule 1 and thereafter elects to pay the $45.0 million payment earlier than the 18-month deadline, the royalties beginning after 12 months will cease to accrue on the date of the early payment. Additionally, the subsequent payments will be paid in three month intervals following the $45.0 million payment date.

Lastly, if the Company elects Payment Schedule 1 and after payment of the $45.0 million does not make any of the milestone payments when due, Amendment No. 2 provides that no payment default will be deemed to occur, provided the Company timely pays the required royalties accruing in the quarter during which the milestone payment has become due but is not paid.

The Original Makena Agreement was subsequently amended in a third amendment dated February 10, 2011, a fourth amendment dated March 10, 2011 and a fifth amendment dated April 27, 2011, in connection with, among other things, the grant of security, the assignment of certain related agreements and the transfer of certain assets.

Under the Indenture governing the $225.0 million aggregate principal amount of Senior Notes (as the same may be amended from time to time), the Company was required to make a $45.0 million payment on or prior to February 4, 2012; provided that notwithstanding the foregoing, the Company had the ability to modify the amount or timing of such payment so long as the revised payment schedule (i) was not materially less favorable to holders of the Senior Notes than the royalty schedule under the Makena® Agreement as in effect on the issue date of the Senior Notes and (ii) did not increase the total payments to Hologic during the term of the Senior Notes.

On January 17, 2012, the Company entered into Amendment No. 6 to the Original Makena® Agreement, which amended and restated Payment Schedule 1 and Payment Schedule 2 and related provisions set forth in Amendment No. 2, by clarifying and modifying such payment schedules as follows:

(a) Payment Schedule 1

(i) the $45.0 million payment is due on August 4, 2012,

(ii) the first $20.0 million payment is due on November 4, 2012,

(iii) the second $20.0 million payment is due on February 4, 2013, plus any previously unpaid amount due pursuant (a)(ii),

(iv) the $10.0 million payment is due on May 4, 2013, plus any previously unpaid amount due pursuant to (a)(ii) and (a)(iii), and

(v) on the earlier to occur of (a) the occurrence of an Event of Default under the Indenture governing the Senior Notes (as the same may be amended from time to time) and (b) March 16, 2015, the Royalty Amount (as such term is defined in the Original Makena® Agreement, as amended) payable in respect of Net Sales (as such term is defined in the Original Makena® Agreement, as amended) of Makena® for the period beginning on February 4, 2012 and ending on August 4, 2012 is due.

(b) Payment Schedule 2

(i) the first $7.3 million payment is due on August 4, 2012, plus a royalty equal to 5% of net sales of Makena® made during the period from February 4, 2012 and ending on August 4, 2012;

(ii) on each next 12 successive monthly anniversaries of August 4, 2012, a $7.3 million payment is due;

(iii) within ten business days of February 4, 2013, a royalty equal to 5% of net sales of Makena® made during the period from August 5, 2012 and ending on February 4, 2013 is due; and

(iv) within ten business days of August 4, 2013, a royalty equal to 5% of net sales of Makena® made during the period from February 5, 2013 and ending on August 4, 2013 is due.

In connection with and upon execution of Amendment No. 6, the Company also made a payment of $12.5 million to Hologic, which payment prior to Amendment No. 6 was scheduled to be made on February 4, 2012.

Moreover, Amendment No. 6 clarified that if the Company elects Payment Schedule 1 and thereafter elects to pay the $45.0 million payment earlier than August 4, 2012, the Royalty Amount required to be paid as described in (a)(v) above shall be calculated during the period beginning on February 4, 2012 and ending on the date the $45.0 million payment is made. Additionally, in such event, the subsequent payments will be paid in three month intervals following the $45.0 million payment date.

Following the $12.5 million payment made on January 17, 2012, the Company has made all of its required payments due to Hologic under the Original Makena® Agreement, as amended, and is not required to make any additional payments to Hologic until August 4, 2012, in accordance with the payment schedules provided for in the Makena Agreement.

Ability to Continue as a Going Concern

There is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements filed in this Report were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The historical consolidated financial statements included in this Report do not include any adjustments that might be necessary if we are unable to continue as a going concern. The report of our independent registered public accountants BDO USA, LLP, included in this Report, includes an explanatory paragraph related to our ability to continue as a going concern.

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (1) the need to obtain additional capital despite the proceeds from the offering of the 2015 Notes in March 2011, the equity we were able to issue in February 2011, the equity line of credit we put in place in June 2012 from which we have not yet received proceeds (see Note 1—“Description of Business—General Overview” of the Notes to Consolidated Financial Statements included in this Report) and the sale of assets; (2) previous statements and actions by the FDA to permit continued manufacturing of compounded alternatives to Makena® and by CMS to permit compounded alternatives to Makena® to be reimbursed under the Medicaid program and the resulting actions by State Medicaid agencies which have had an adverse impact on sales of Makena® (3) our ability to comply with debt covenants; (4) our ability to obtain future revenues from the sales of Makena® sufficient to meet our future needs and expectations, including our ability to satisfy the $95.0 million of remaining milestone payments to Hologic beginning August 4, 2012; (5) the timing and number of approved products that will be reintroduced to the market and the related costs; (6) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; and (7) the outcome and potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report. Our assessment was further affected by our fiscal year 2012 net loss of $102.3 million, which includes a non-cash gain of $87.6 million related to warrants offset by a non-cash impairment of $31.0 million related to our fixed assets, our net loss of $271.7 million for fiscal year 2011 and the outstanding balance of cash and cash equivalents of $50.7 million as of March 31, 2012. For periods subsequent to March 31, 2012, we expect losses to continue, because we are unable to generate any significant revenues until we are able to generate significant sales of Makena®, which was approved by the FDA in February 2011 and which we began shipping in March 2011 and also begin selling more of our other products. We have continued to ship Evamist®, which is manufactured for the Company by a third party. We are continuing to work with our contract manufacturers to prepare Clindesse® and Gynazole-1® for relaunch and expect to resume shipping these products sometime during fiscal year 2013. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to increase market share of Makena®. If we are not able to raise additional capital through equity issuances, asset sales or other means, obtain the FDA’s approval to resume distribution of more of our approved products in a timely manner and at a reasonable cost, or if revenues from the sale of approved products introduced or reintroduced into the market place, including Makena®, prove to be insufficient, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to address, among other factors: (1) the need to obtain additional capital; (2) our ability to satisfy the remaining milestone payments to Hologic, which are due beginning August 4, 2012; (3) sales of Makena® (which was approved by the FDA in February 2011) notwithstanding actions by the FDA to permit continued manufacturing of compounded alternatives and by CMS to permit compounded alternatives to be reimbursed under the Medicaid program and the resulting actions by State Medicaid agencies; (4) compliance with our debt covenants; (5) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report; (6) the timing, number and revenue generation of approved products that will be introduced or reintroduced to the market and the related costs; and (7) the requirements under the consent decree with the FDA in order to resume shipment of products manufactured for us. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with introducing or reintroducing approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition and retention of the rights to Makena® (see Note 5—“Acquisition” of the Notes to Consolidated Financial Statements included in this Report), the financial obligations pursuant to the plea agreement, costs associated with our legal counsel and consultant fees, as well as the significant costs associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. In the near term, if we are not able to raise additional capital, comply with debt covenants, increase sales of Makena®, obtain the FDA’s clearance to resume distribution of more of our approved products in a timely manner and at a reasonable cost, and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 15—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in this Report, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, we are focused on performing the following: (1) raising additional capital; (2) addressing the FDA’s and the resulting actions by State Medicaid agencies concerns regarding patient access to Makena® and CMS policy permitting Medicaid program reimbursement of compounded products; (3) meeting our obligations under the Hologic agreement, including the remaining milestone payments which are due beginning August 4, 2012; (4) the continued commercial launch of Makena®; (5) meeting the requirements of the consent decree, which will allow certain of our approved products to be reintroduced to the market; and (6) pursuing various means to minimize operating costs. Since December 31, 2010, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirements from a $32.3 million private placement of Class A Common Stock to a group of institutional investors in February 2011 and the 2015 Notes in March 2011 (which were used, in part, to repay all existing obligations under the agreement with U.S. Healthcare) (see Note 13—“Long-Term Debt” of the Notes to Consolidated Financial Statements included in this Report for a description of the 2015 Notes), $60.5 million, including $7.5 million held in escrow, from the divestiture of our generics business. We are pursuing ongoing efforts to increase cash, including the continued implementation of cost savings, the return of certain additional approved products to market in a timely manner, and the sale of assets. We cannot provide assurance that we will be able to realize additional cost reductions from reducing our operations, that any of our approved products can be returned to the market in a timely manner, that our higher profit approved products will return to the market in the near term or at all or that we can obtain additional cash through asset sales or the sale of equity or the successful commercialization of Makena®. If we are unsuccessful in our efforts to raise additional capital, make significant progress with the FDA and CMS regarding access to and removing restrictions on Medicaid coverage of Makena® in certain states, sell assets, introduce or return our products to market at adequate levels, or prior to August 2012, address the remaining milestone payments due to Hologic we may be required to further reduce our operations, including further reductions of our employee base, or we may be required to restructure our debt and other payment obligations or cease certain or all of our operations in order to offset the lack of available funding.

On August 8, 2011 we sold substantially all of the assets of K-V Generic and our generic products business to Zydus Pharmaceuticals for approximately $60 million. In addition, we continue to evaluate the sale of certain of our other assets. However, due to general economic conditions, we will likely be exposed to risks related to the overall macro-economic environment, including a lower rate of return than we have historically experienced on our invested assets and being limited in our ability to sell assets. In addition, we cannot provide any assurance that we ultimately will be successful in finding suitable purchasers for the sale of such assets. Even if we are able to find purchasers, we may not be able to obtain attractive terms and conditions for such sales, including attractive pricing. In addition, divestitures of businesses involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and earnings associated with the divested business, and the disruption of operations in the affected business. In addition, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources. Inability to consummate identified asset sales or manage the post-separation transition arrangements could adversely affect our business, financial condition, results of operations and cash flows.

Current and Anticipated Liquidity Position

At March 31, 2012, we had approximately $51 million in cash and cash equivalents and approximately $7.5 million in restricted cash. During the quarter ended March 31, 2012, we had total cash inflows of approximately $10 million, which included approximately $5 million attributed to the collection of customer receivables and approximately $5 million attributed to the monetization of certain assets.

Our cash expenditures during the quarter ended March 31, 2012 were approximately $58 million, which included a $13.5 million payment from restricted cash for a semi-annual interest payment on the 2015 Notes. The remaining cash expenditures included approximately $26 million in operating expenses, approximately $1 million in customer allowances, approximately $1 million in debt service payments, and approximately $4 million in inventory purchases. In addition, a $12.5 million milestone payment was made to Hologic in accordance with Amendment No. 6.

We project that our cash and cash equivalents at June 30, 2012 will be in the range of $30.0 million to $35.0 million and our restricted cash balance will be approximately $7.5 million. We estimate that during the quarter ending June 30, 2012, we will generate cash of $14.0 million to $16.0 million from the collection of customer receivables and the monetization of certain assets. We estimate that our total cash expenditures will be approximately $30 million to $35 million, which includes approximately $20 million to $25 million for ongoing operating expenditures, customer allowances of approximately $1 million to $2 million, debt service of approximately $4 million, payments for legal settlements of approximately $2 million and inventory and other purchases of approximately $2 million to $3 million.

Our future cash inflows for periods beyond June 30, 2012 are expected to be derived primarily from sales of Makena® and Evamist®. We also expect to return Clindesse® and Gynazole-1® to the market sometime during fiscal year 2013. However, we are currently unable to estimate the amount or timing of collections from sales of our products for periods beyond June 30, 2012. During the quarter ended September 30, 2012, in addition to our operating expenditures, customer allowances and other expenditures for inventory and debt service, we have material payment obligations including a milestone payment to Hologic in August 2012 and a $13.5 million interest payment in September 2012. If we are unable to generate sufficient cash to satisfy these obligations, we may be required to further reduce our operations, including further reductions of our employee base, or we may be required to restructure our debt and other payment obligations or cease certain or all of our operations in order to offset the lack of available funding.

At March 31, 2012, we had $455.6 million of principal balance outstanding debt consisting of $225.0 million principal amount of 2015 Notes, $200.0 million principal amount of convertible notes and $30.6 million remaining principal balance of a mortgage loan.

As more fully described in Note 5—“Acquisitions” of the Notes to the Consolidated Financial Statements, the Company has milestone payments to Hologic beginning in August 2012.

We continuously review our projected cash expenditures and are evaluating measures to continue reducing expenditures on an ongoing basis. In addition, a top priority is to maintain and attempt to increase our limited cash and financial resources. As a result, if we determine that our current goal of returning our approved products to market is likely to be significantly delayed, we may decide, in addition to selling certain of our assets, to further reduce our operations or to significantly curtail some or all of our efforts to return our approved products to market. Such decision would be made based on our ability to manage our near-term cash obligations, to obtain additional capital through asset sales and/or external financing and to meet the consent decree requirements and return our approved products to market. We also expect to evaluate other alternatives available to us in order to conserve and increase our cash balance.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements.

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

Concurrent with the recognition revenue, the Company records estimated provisions for product returns, sales rebates, payment discounts, chargebacks, and other sales allowances. When the occurrence of product recalls becomes probable, the Company also records estimated liabilities for product returns related to recalls. The Company records failure to supply claims when they are probable and reasonably estimable. Provisions are established based upon consideration of a variety of factors, including but not limited to, historical relationship to revenues, historical payment and return experience, estimated and actual customer inventory levels, customer rebate and failure to supply arrangements, current contract sales terms with wholesale and indirect customers, and subsequent payment activity.

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

The following table reflects the fiscal year 2012 activity for each accounts receivable reserve (in millions):

	Beginning Balance	Current Provision Related to Sales Made in the Current Period	Actual Returns or Credits in the Current Period	Ending Balance
Year Ended March 31, 2012
Accounts Receivable Reserves:
Chargebacks	$2.9	$1.1	$(3.7)	$0.3
Cash Discounts and Other Allowances	1.0	0.5	(0.4)	1.1
Liabilities:
Sales Rebates	1.1	2.5	(0.4)	3.2
Sales Returns	4.8	0.2	(2.8)	2.2
Medicaid Rebates	6.9	0.1	(1.6)	5.4
Product Recall Returns	3.1	0.0	(0.5)	2.6
Failure to Supply Claims	10.0	0.0	(9.7)	0.3
Price Protection	25.8	0.0	(25.5)	0.3
Other	0.7	1.8	(1.2)	1.3

Total	$56.3	$6.2	$(45.8)	$16.7

The following table reflects the fiscal year 2011 activity for each accounts receivable reserve (in millions):

	Beginning Balance	Current Provision Related to Sales Made in the Current Period	Actual Returns or Credits in the Current Period	Ending Balance
Year Ended March 31, 2011
Accounts Receivable Reserves:
Chargebacks	$0.0	$3.3	$(0.4)	$2.9
Cash Discounts and Other Allowances	0.1	1.3	(0.4)	1.0
Liabilities:
Sales Rebates	1.0	2.2	(2.1)	1.1
Sales Returns	7.3	2.1	(4.6)	4.8
Medicaid Rebates	3.6	3.3	0.0	6.9
Product Recall Returns	2.9	0.2	0.0	3.1
Failure to Supply Claims	12.3	0.0	(2.3)	10.0
Price Protection	0.0	26.0	(0.2)	25.8
Other	0.3	0.7	(0.3)	0.7

Total	$27.5	$39.1	$(10.3)	$56.3

The following table reflects the fiscal year 2010 activity for each accounts receivable reserve (in millions):

	Beginning Balance	Current Provision Related to Sales Made in the Current Period	Actual Returns or Credits in the Current Period	Ending Balance
Year Ended March 31, 2010
Accounts Receivable Reserves:
Chargebacks	$—	$0.1	$(0.1)	$—
Cash Discounts and Other Allowances	0.2	0.2	(0.3)	0.1
Liabilities:
Sales Rebates	4.6	1.2	(4.8)	1.0
Sales Returns	12.0	3.7	(8.4)	7.3
Medicaid Rebates	6.3	0.7	(3.4)	3.6
Medicare and Medicaid restitution	2.3	—	(2.3)	—
Product Recall Returns	40.7	—	(37.8)	2.9
Failure to Supply Claims	17.1	—	(4.8)	12.3
Other	2.6	0.3	(2.6)	0.3

Total	$85.8	$6.2	$(64.5)	$27.5

The estimation process used to determine our reserve provisions has been applied on a consistent basis and no material adjustments have been necessary to increase or decrease our reserves as a result of a significant change in underlying estimates. We use a variety of methods to assess the adequacy of our reserves to ensure our financial statements are fairly stated. These include reviews of customer inventory data, customer contract programs and product pricing trends to analyze and validate the reserves. The decrease in the accounts receivable and accrued liability reserves of $39.6 million during fiscal year 2012 was primarily the result of applying credits to our customer for price protection reserve as of March 31, 2011 due to the price reduction of Makena®.

The increase in the accounts receivable and accrued liability reserves of $28.8 million during fiscal year 2011 was primarily the result of increased price protection reserve associated with the price reduction of Makena®. The list price was decreased from $1,500 per injection to $690 per injection.

The decrease in the accounts receivable and accrued liability reserves of $58.3 million during fiscal year 2010 was primarily the result of applying credits owed to our customers for returns and failure to supply costs associated with the product recalls in fiscal year 2009 against outstanding amounts such customers owed to us and of making payments associated with return and failure to supply costs to customers that did not have outstanding amounts owed to us.

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

Sales Returns—Consistent with industry practice, we maintain a returns policy that allows our direct and indirect customers to return product six months prior to expiration and within one year after expiration. This policy is applicable to our current branded business and our former specialty generics business segments. Upon recognition of revenue from product sales to customers, we provide for an estimate of product to be returned. This estimate is determined by applying a historical relationship of customer returns to gross sales. We evaluate the reserve for sales returns by calculating historical return rates using data from the last 12 months on a product specific basis and by class of trade (wholesale versus retail chain). The calculated percentages are applied against estimates of inventory in the distribution channel on a product specific basis. To determine the inventory levels in the wholesale distribution channel, we utilize actual inventory information from our major wholesale customers and estimate the inventory positions of the remaining wholesalers based on historical buying patterns. For inventory held by our non-wholesale customers, we use the last two months of sales to the direct buying chains and the indirect buying retailers as an estimate.

Medicaid Rebates—Federal law requires that a pharmaceutical manufacturer, as a condition of having its products receive federal reimbursement under Medicaid and Medicare Part B, must pay rebates to state Medicaid programs for units of its pharmaceuticals that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. Medicaid rebates apply to both our branded and specialty generic/non-branded segments. Individual states invoice us for Medicaid rebates on a quarterly basis using statutorily determined rates: for non-innovator products, in general generic drugs marketed under ANDAs, the rebate amount, effective the first quarter of calendar year 2010, is 13% of the AMP for the quarter. Prior to the first quarter of calendar year 2010, the percentage was 11%. For innovator products, in general brand-name products marketed under NDAs, the rebate amount, effective the first quarter of calendar year 2010, is the greater of 23.1% of the AMP for the quarter (15.1% prior to the first quarter of calendar year 2010) and the difference between such AMP and the best price for that same quarter. This 23.1% is reduced to 17.1% in the case of certain clotting factors and drugs approved exclusively for pediatric indications. An additional rebate for innovator products is payable in the amount by which, if any, the product’s AMP has increased at a rate faster than inflation. For certain new formulations of existing products, the new formulation’s additional rebate may be based on the additional rebate of the original formulation of the drug. The total rebate amount for each particular product is its Unit Rebate Amount, or “URA.” The amount owed is based on the number of units paid for by each state Medicaid program in a quarter extended by the URA. Historically, these units were limited to those paid for by each state Medicaid program under fee-for-service arrangements, but effective March 23, 2010 the utilization was expanded to include that paid for under Medicaid managed care capitated arrangements. The reserve for Medicaid rebates is based on expected payments, which are affected by patient usage and estimated inventory in the distribution channel. We estimate patient usage by calculating a payment rate as a percentage of related gross sales, which is then applied to current period sales.

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

During the assessments performed in fiscal year 2012, management did identify events that were indicative of impairment. The Company recorded an impairment charge of $31.0 million in continued operations (see Note 4—“Restructuring and Impairment Charges” of the Notes to Consolidated Financial Statements included in this Report for further information regarding the assessment of long-lived assets for impairment).

Stock-Based Compensation

We account for stock-based compensation expense in accordance with the applicable Financial Accounting Standards Board (“FASB”) authoritative guidance, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based compensation awards made to employees and directors over the vesting period of the awards. Determining the fair value of share-based awards at the grant date requires judgment to identify the appropriate valuation model and estimate the assumptions, including the expected term of the stock options and expected stock-price volatility, to be used in the calculation. Judgment is also required in estimating the percentage of share-based awards that are expected to be forfeited. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Contingencies

We are involved in various legal proceedings, some of which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if we determine it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the future outcome of litigation and because of the potential that an adverse outcome in legal proceedings could have a material impact on our financial condition or results of operations, such estimates are considered to be critical accounting estimates. We have reviewed and determined that at March 31, 2012, there were certain legal proceedings in which we are involved that met the conditions described above. Accordingly, we have accrued a loss contingency relating to such legal proceedings (see Note 12—“Accrued Liabilities” of the Notes to Consolidated Financial Statements included in this Report).

Warrant Accounting

We account for Warrants in accordance with applicable accounting guidance in FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, as derivative liabilities at fair value. Changes in the estimate of fair value are reflected as non-cash charges or credits to other income/expense in our statements of operations as “Change in warrant liability.” We use a Monte Carlo simulation model to estimate the fair value of the Warrants at each balance sheet date. This model requires significant highly subjective inputs such as estimated volatility of our common stock and probabilities of potential future issuances of our common stock or common stock equivalents. Management, with the assistance of an independent valuation firm, makes these subjective determinations based on all available current information; however, as such information changes, so might management’s determinations and such changes could have a material impact of future operating results.

Recently Issued Accounting Standards

Accounting Standards Adopted

The Company adopted ASC 2010-27 “Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers (A consensus of the FASB Emerging Issues Task Force).” The update addresses questions concerning how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act.

Based on the Company’s fiscal year 2011 and 2012 product base and overall sales as a percentage of the industry, management concluded that the fees for fiscal year 2011 and 2012 would not be material.

Accounting Standards Not Yet Adopted

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,” which amends the current fair value measurement and disclosure guidance of ASC Topic 820 “Fair Value Measurement” to include increased transparency around valuation inputs and investment categorization. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. The adoption of these provisions did not have a material impact on the consolidated financial statements of the Company.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income,” which eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Under the new guidance, an entity can elect to present items of net income and other comprehensive income in a single continuous statement or in two separate but consecutive statements. This statement is effective for financial statements issued for annual periods beginning on or after December 15, 2011, with early adoption permitted. In December 2011, the FASB issued additional guidance delaying the portion of this update relating to the presentation of reclassification adjustments out of other comprehensive income. Adoption of the standard will impact the presentation of certain information within the financial statements, but will not impact our financial position, results of operations, or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk stems from fluctuating interest rates associated with our variable rate indebtedness that is subject to interest rate changes.

The annual favorable impact on our net income as a result of a 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $1.1 million based on our average cash and cash equivalents balances during fiscal year 2012, compared to an increase of $0.4 million during fiscal year 2011.

In May 2003, we issued $200.0 million principal amount of 2033 Notes. The interest rate on the 2033 Notes is fixed at 2.50% and therefore not subject to interest rate changes. Beginning May 16, 2006, we became obligated to pay contingent interest at a rate equal to 0.5% per annum during any six-month period if the average trading price of the 2033 Notes per $1,000 principal amount for the five-trading day period ending on the third trading day immediately preceding the first day of the applicable six-month period equals $1,200 or more. We may redeem some or all of the 2033 Notes at any time, at a redemption price, payable in cash, of 100% of the principal amount of the 2033 Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of redemption. Holders may require us to repurchase all or a portion of their 2033 Notes on May 16, 2013, 2018, 2023 and 2028, or upon a change in control, as defined in the indenture governing the 2033 Notes, at 100% of the principal amount of the 2033 Notes, plus accrued and unpaid interest (including contingent interest, if any) to the date of repurchase, payable in cash. If an event of default is deemed to have occurred on the 2033 Notes, the principal amount plus any accrued and unpaid interest on the 2033 Notes could also become immediately due and payable. Because the next date holders may require us to repurchase all or a portion of their 2033 Notes is May 16, 2013, the 2033 Notes were classified as a long-term liability as of September 30, 2010. The 2033 Notes are subordinate to all of our existing and future senior obligations.

In March 2006, we entered into a $43.0 million mortgage loan secured by four of our buildings that matures in April 2021. The interest rate on this loan is fixed at 5.91% per annum (and a default rate of 10.905% per annum) and not subject to market interest rate changes.

On March 17, 2011, the Company completed the offering and sale of the 2015 Notes. The 2015 Notes bear interest at an annual rate of 12% per year, payable semiannually in arrears on March 15 and September 15 of each year, commencing September 15, 2011. The interest rate is fixed and therefore not subject to internal rate change. The 2015 Notes will mature March 15, 2015. After an original issue discount of 3%, the Company received proceeds of $218.3 million that were used to fund a first-year interest reserve totaling $27.0 million (reflected as restricted cash on the balance sheet), repay all existing obligations to U.S. Healthcare totaling approximately $61.1 million and pay fees and expenses associated with the offering of the 2015 Notes of approximately $10.0 million. In connection with these payments, the Company also terminated all future loan commitments with U.S. Healthcare. The remaining proceeds, totaling approximately $120 million has been used for general corporate purposes, including the launch, sales and marketing of Makena®. The 2015 Notes were offered only to accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended (see Note 13—“Long-Term Debt,” of the Notes to Consolidated Financial Statements included in this Report for a description of the 2015 Notes).

A 1% change in interest rates would have an approximate $4.6 million change in our interest expense.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

K-V Pharmaceutical Company

Bridgeton, Missouri

We have audited the accompanying consolidated balance sheets of K-V Pharmaceutical Company and Subsidiaries as of March 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive loss, shareholders’ deficit, and cash flows for each of the three years in the period ended March 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K-V Pharmaceutical Company and Subsidiaries as of March 31, 2012 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company among other things has experienced recurring losses from operations, has a significant shareholders’ deficit, and negative working capital; the potential inability of the Company to raise additional capital or debt financing; a potential cash shortfall in meeting near term obligations; significant uncertainties related to litigation and governmental inquiries; and potential debt covenant violations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), K-V Pharmaceutical Company’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 14, 2012, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Chicago, Illinois
June 14, 2012

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share information)

	March 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$50.7	$137.6
Investment securities	0.0	57.2
Restricted cash	7.5	34.5
Receivables, net	5.6	33.4
Inventories, net	1.7	1.0
Other current assets	7.4	13.8
Current assets held for sale	31.4	70.4

Total Current Assets	104.3	347.9
Property and equipment, less accumulated depreciation	2.3	6.2
Intangible assets, net	130.6	150.7
Other assets	16.2	15.1
Non-current assets held for sale	0.0	44.8

Total Assets	$253.4	$564.7

LIABILITIES
Current Liabilities:
Accounts payable	$9.1	$25.7
Accrued expenses	132.3	149.4
Current maturities of long-term debt	30.6	85.4
Current liabilities associated with assets held for sale	0.0	2.5

Total Current Liabilities	172.0	263.0
Long-term debt, less current maturities	419.7	418.3
Warrant liability	21.0	108.6
Other long-term liabilities	53.0	95.2
Deferred tax liability	68.4	57.4

Total Liabilities	734.1	942.5

Commitments and Contingencies (see Note 15)

SHAREHOLDERS’ DEFICIT
7% cumulative convertible Preferred Stock, $.01 par value; $25.00 stated and liquidation value; 840,000 shares authorized; issued and outstanding—40,000 shares at both March 31, 2012 and 2011 (convertible into Class A shares on a 8.4375-to-one basis)	0.0	0.0
Class A and Class B Common Stock, $.01 par value; 150,000,000 and 75,000,000 shares authorized, respectively;
Class A—issued 52,216,619; outstanding 48,807,569 at March 31, 2012 and issued 52,013,609; outstanding 48,604,559 at March 31, 2011, respectively	0.5	0.5
Class B—issued 11,170,007; outstanding 11,075,435 at March 31, 2012 and issued 11,300,857; outstanding 11,206,285 at March 31, 2011 (convertible into Class A shares on a one-for-one basis)	0.1	0.1
Additional paid-in capital	204.2	203.0
Accumulated deficit	(628.1)	(525.7)
Accumulated other comprehensive income	0.0	1.7
Less: Treasury stock, 3,409,050 shares of Class A and 94,572 shares of Class B Common Stock at March 31, 2012 and 2011, at cost	(57.4)	(57.4)

Total Shareholders’ Deficit	(480.7)	(377.8)

Total Liabilities and Shareholders’ Deficit	$253.4	$564.7

See accompanying Notes to Consolidated Financial Statements.

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Years ended March 31,
	2012	2011	2010

Net revenues	$23.2	$27.3	$9.1
Cost of sales	2.3	1.1	1.6

Gross profit	20.9	26.2	7.5

Operating expenses:
Research and development	16.1	19.1	27.1
Selling and administrative	114.4	101.0	111.7
Restructuring	0.6	0.1	3.2
Purchased in-process research and development	0.0	0.0	70.0
Litigation and governmental inquiries, net	0.1	7.4	15.0
Impairment of long-lived assets	31.0	0.0	85.8
(Loss) gain on sale of assets	(0.1)	0.1	0.0

Total operating expenses	162.1	127.7	312.8

Operating loss	(141.2)	(101.5)	(305.3)

Other expense (income):
Loss on extinguishment of debt	0.0	112.7	0.0
Change in warrant liability	(87.6)	20.2	0.0
Interest expense	39.2	15.7	8.0
Interest and other income	(4.8)	(2.0)	(5.8)

Total other (income) expense, net	(53.2)	146.6	2.2

Loss from continuing operations before income taxes	(88.0)	(248.1)	(307.5)
Income tax provision (benefit)	10.0	7.8	(23.9)

Loss from continuing operations	(98.0)	(255.9)	(283.6)
Income (loss) from discontinued operations
(net of taxes of $0.0, $(7.4) and $(4.1))	4.1	(28.6)	(9.2)
(Loss) gain on sale of discontinued operations
(net of taxes of $0.0, $7.4 and $5.3)	(8.4)	12.8	9.2

Net loss	$(102.3)	$(271.7)	$(283.6)

	Years ended March 31,
	2012	2011	2010
Loss per share from continuing operations:
Basic and diluted—Class A and B common	$(1.64)	$(4.99)	$(5.69)
Earnings (loss) per share from discontinued operations:
Basic and diluted—Class A and B common	$0.07	$(0.56)	$(0.18)
(Loss) earnings per share from sale of discontinued operations:
Basic and diluted—Class A and B common	$(0.14)	$0.25	$0.18
Net loss per share:
Basic and diluted—Class A and B common	$(1.71)	$(5.30)	$(5.69)
Shares used in per share calculation:
Basic—Class A common	48.8	39.1	37.8
Basic and diluted—Class B common	11.2	12.2	12.1
Diluted—Class A common	60.0	51.3	49.9

See accompanying Notes to Consolidated Financial Statements.

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

	Years Ended March 31,
	2012	2011	2010

Net loss	$(102.3)	$(271.7)	$(283.6)

Unrealized gain (loss) on available for sale securities:
Unrealized holding gain (loss) during the period	0.0	(0.1)	0.8
Reclassification of gains included in net loss and tax impact related to unrealized holding gain (loss)	1.7	0.0	(0.3)

Foreign currency translation adjustment	0.0	0.2	0.3

Total other comprehensive income	1.7	0.1	0.8

Total comprehensive loss	$(100.6)	$(271.6)	$(282.8)

See accompanying Notes to Consolidated Financial Statements.

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In millions)

	Years Ended March 31, 2012, 2011 and 2010
	Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity (Deficit)
Balance at March 31, 2009	$0.0	$0.4	$0.1	$165.4	$29.8	$0.8	$(57.1)	$139.4
Net loss	0.0	0.0	0.0	0.0	(283.6)	0.0	0.0	(283.6)
Dividends paid on preferred stock	0.0	0.0	0.0	0.0	(0.1)	0.0	0.0	(0.1)
Conversion of less than 0.1 Class B Shares to Class A shares	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Stock-based compensation	0.0	0.0	0.0	3.8	0.0	0.0	0.0	3.8
Purchase of common stock for treasury	0.0	0.0	0.0	0.0	0.0	0.0	(0.3)	(0.3)
Stock options exercised- 0.1 shares of Class A and less than 0.1 shares of Class B	0.0	0.0	0.0	0.8	0.0	0.0	0.0	0.8
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	0.8	0.0	0.8

Balance at March 31, 2010	0.0	0.4	0.1	170.0	(253.9)	1.6	(57.4)	(139.2)
Net loss	0.0	0.0	0.0	0.0	(271.7)	0.0	0.0	(271.7)
Dividends paid on preferred stock	0.0	0.0	0.0	0.0	(0.1)	0.0	0.0	(0.1)
Conversion of 0.1 Class B Shares to Class A shares	0.0	0.1	0.0	0.1	0.0	0.0	0.0	0.2
Stock-based compensation	0.0	0.0	0.0	3.0	0.0	0.0	0.0	3.0
Stock options exercised—less than 0.1 shares of Class A and less than 0.1 shares of Class B	0.0	0.0	0.0	0.2	0.0	0.0	0.0	0.2
Private equity offering	0.0	0.0	0.0	29.7	0.0	0.0	0.0	29.7
Other comprehensive income	0.0	0.0	0.0	0.0	0.0	0.1	0.0	0.1

Balance at March 31, 2011	0.0	0.5	0.1	203.0	(525.7)	1.7	(57.4)	(377.8)
Net loss	0.0	0.0	0.0	0.0	(102.3)	0.0	0.0	(102.3)
Dividends paid on preferred stock	0.0	0.0	0.0	0.0	(0.1)	0.0	0.0	(0.1)
Conversion of 0.1 Class B Shares to Class A shares	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Stock-based compensation	0.0	0.0	0.0	1.1	0.0	0.0	0.0	1.1
Stock options exercised—less than 0.1 shares of Class A and less than 0.1 shares of Class B	0.0	0.0	0.0	0.1	0.0	0.0	0.0	0.1
Other comprehensive loss	0.0	0.0	0.0	0.0	0.0	(1.7)	0.0	(1.7)

Balance at March 31, 2012	$0.0	$0.5	$0.1	$204.2	$(628.1)	$0.0	$(57.4)	$(480.7)

See accompanying Notes to Consolidated Financial Statements.

K-V PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended March 31,
	2012	2011	2010

Operating Activities:
Net loss	$(102.3)	$(271.7)	$(283.6)
Adjustments to reconcile net loss to net cash used in operating activities:

Purchased in-process research and development	0.0	0.0	70.0
Depreciation and amortization	23.2	20.0	33.5
Loss (gain) from sale of assets, net	9.2	(20.2)	(12.7)
Change in warrant liability	(87.6)	20.2	0.0
Loss on debt extinguishment	0.0	112.7	0.0
Impairment of assets	31.0	11.6	128.5
Involuntary conversion gain in discontinued operations	0.0	(3.5)	(5.6)
Deferred income tax provision	9.9	8.4	41.9
Stock based compensation	1.1	3.0	3.8
Other	1.6	0.3	0.0
Changes in operating assets and liabilities:
Receivables	23.6	(33.9)	19.2
Inventories	(3.7)	(2.0)	16.8
Income taxes	0.4	3.3	40.6
Accounts payable and accrued expenses	(77.2)	(12.1)	(64.2)
Other assets and liabilities, net	1.5	4.4	11.7

Net cash used in operating activities	(169.3)	(159.5)	(0.1)

Investing Activities:
Purchase of property and equipment	(0.1)	(0.3)	(10.2)
Proceeds from sale of property and equipment	0.0	0.7	0.0
Insurance proceeds	0.0	3.5	5.6
Proceeds from sale of business/assets, net of fees	53.2	42.0	0.0
Decrease (increase) in restricted cash	27.0	(34.5)	0.0
Sale of marketable securities	4.9	1.3	1.1
Purchased in-process research and development	0.0	0.0	(70.0)
Intangible asset acquisition	0.0	(12.5)	0.0

Net cash provided by (used in) investing activities	85.0	0.2	(73.5)

Financing Activities:
Principal payment on long-term debt	(2.4)	(83.7)	(2.7)
Proceeds from issuance of debt and warrants	0.0	299.1	0.0
Proceeds from collateralized obligation	0.0	0.0	61.8
Redemption of collateralized obligation	0.0	(8.8)	(0.5)
Proceeds from private equity offering	0.0	29.7	0.0
Dividends paid on preferred stock	(0.1)	(0.1)	(0.1)
Purchase of common stock for treasury	0.0	0.0	(0.3)
Stock options exercised	0.1	0.0	0.0

Net cash (used in) provided by financing activities	(2.4)	236.2	58.2

Effect of foreign exchange rate changes on cash	(0.2)	0.0	0.4
(Decrease) increase in cash and cash equivalents	(86.9)	76.9	(15.0)

Cash and cash equivalents:
Beginning of period	137.6	60.7	75.7

End of period	$50.7	$137.6	$60.7

Supplemental cash flow disclosures:
Cash paid for interest	$33.8	$22.2	$7.3
Cash paid for income taxes	$0.1	$0.1	$0.3
Stock options exercised (at expiration of two-year forfeiture period)	$0.0	$0.2	$0.8
Makena® product rights	$0.0	$107.5	$0.0
Marketable securities redeemed as reduction of debt	$49.4	$7.6	$0.0

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data)

1.	Description of Business

General Overview

K-V Pharmaceutical Company (“KV”) was incorporated under the laws of Delaware in 1971 as a successor to a business originally founded in 1942. Unless the context otherwise indicates, references to the “Company” are to K-V Pharmaceutical Company and its subsidiaries. Historically, KV and its consolidated subsidiaries (the “Company”, “we” and “our”) was a fully integrated specialty pharmaceutical company that developed, manufactured, acquired and marketed technologically-distinguished branded and generic/non-branded prescription pharmaceutical products. Our Company conducts our branded pharmaceutical operations through Ther-Rx Corporation (“Ther-Rx”), and, previously, our Company conducted our generic/non-branded pharmaceutical operations through ETHEX Corporation (“ETHEX”), which focused principally on technologically-distinguished generic products prior to the cessation of its operations on March 2, 2010 and its dissolution on December 15, 2010. Through Particle Dynamics, Inc. (“PDI”), divested in June 2010, our Company developed, manufactured and marketed technologically advanced, value-added raw material products for the pharmaceutical industry and other markets. In May 2010, our Company formed a wholly-owned subsidiary, Nesher Pharmaceuticals, Inc. (“Nesher”, which our Company subsequently renamed K-V Generic Pharmaceuticals, Inc.), to operate as the sales and marketing company for our generic products. On August 8, 2011, our Company finalized the sale of substantially all of the assets of Nesher and our generic products business to Zydus Pharmaceuticals (USA), Inc. (“Zydus Pharmaceuticals”). Following the divestiture of our generics business, our Company is now a specialty branded pharmaceutical marketing company primarily focused in women’s health care.

Our original strategy was to engage in the development of proprietary drug delivery systems and formulation technologies that enhance the effectiveness of new therapeutic agents and existing pharmaceutical products. Today, our Company utilizes one of those technologies, SITE RELEASE®, in two products currently expected to return to our branded portfolio sometime during fiscal year 2013. Going forward, our business strategy will be primarily defined by the potential in-licensing and acquisition of pharmaceutical products, and the relaunch of certain of our products, rather than the historical strategy of the internal development of pharmaceutical products.

During fiscal year 2009, the Company announced six separate voluntary recalls of certain tablet form generic products as a precaution due to the potential existence of oversized tablets. In December 2008, the U.S. Food and Drug Administration (the “FDA”) began an inspection of the Company’s facilities. The Company suspended shipments of all approved tablet-form products in December 2008 and of all other drug products in January 2009. Also, in January 2009, the Company initiated a nationwide voluntary recall affecting most of its products. On March 2, 2009, the Company entered into a consent decree with the FDA regarding its drug manufacturing and distribution. The consent decree was entered by the U.S. District Court, Eastern District of Missouri, Eastern Division on March 6, 2009. As part of the consent decree, the Company agreed not to directly or indirectly do or cause the manufacture, processing, packing, labeling, holding, introduction or delivery for introduction into interstate commerce at or from any of its facilities of any drug, until the Company has satisfied certain requirements designed to demonstrate compliance with the FDA’s current good manufacturing practice (“cGMP”) regulations. The consent decree provides for a series of measures that, when satisfied, will permit the Company to resume the manufacture and distribution of its approved drug products. The Company has also agreed not to distribute certain of its products that are not FDA approved, unless it obtains FDA approval for such products through the FDA’s New Drug Application (“NDA”) or Abbreviated New Drug Application (“ANDA”) processes. These actions and the requirements under the consent decree have had, and are expected to continue to have, a material adverse effect on the Company’s liquidity position and its results of operations. In connection with our divested generics business, we resumed shipment of extended-release potassium chloride capsule, Micro-K® 10mEq and Micro-K® 8mEq, in September 2010, and resumed shipments of the generic version of Potassium Chloride Extended Release Capsule in December 2010. Through Ther-Rx, we began shipping Makena® (hydroxyprogesterone caproate injection) in March 2011, which is manufactured for us by a third party. We are continuing to prepare other products for FDA inspection although we do not expect to resume shipping other products until sometime during fiscal year 2013. Makena® is the first FDA-approved drug indicated to reduce the risk of preterm birth in women with a singleton pregnancy who have a history of singleton spontaneous preterm birth. Makena® is not intended for use by women with multiple gestations or other risk factors for preterm birth.

We entered into a plea agreement with the Office of the United States Attorney for the Eastern District of Missouri and the Office of Consumer Litigation of the United States Department of Justice (referred to herein collectively as the “U.S. Department of Justice”) on March 2, 2010, pursuant to which ETHEX pleaded guilty to two felony counts, each stemming from the failure to make and submit a field alert report to the FDA in September 2008 regarding the discovery of certain undistributed tablets that failed to meet product specifications. In connection with the guilty plea by ETHEX, ETHEX was expected to be excluded from participation in federal health care programs, and in connection with the previously anticipated exclusion of ETHEX from participation in federal health care programs, we ceased operations of ETHEX on March 2, 2010 and dissolved it on December 15, 2010.

On November 15, 2010, we entered into a divestiture agreement (the “Divestiture Agreement”) with the Office of the Inspector General of the U.S. Department of Health and Human Services (“HHS OIG”) under which we agreed to sell the assets and operations of ETHEX to unrelated third parties prior to April 28, 2011 and to file articles of dissolution with respect to ETHEX under Missouri law by that date. We filed articles of dissolution for ETHEX on December 15, 2010. Following the filing, ETHEX did not engage in any new business other than winding up its operations and began a process provided under Missouri law to identify and resolve its liabilities over at least a two-year period. The sales of ETHEX’s assets (other than certain fixtures as to which HHS OIG has consented to non-divestiture) were completed prior to the April 28, 2011 deadline and ETHEX no longer has any material ongoing assets or operations other than those required to conclude the winding up process under Missouri law. We have also received a letter from HHS OIG advising us further that assuming that we have complied with all agreements deemed necessary by HHS OIG, HHS OIG would not exclude ETHEX thereafter. On April 1, 2011, we requested confirmation from HHS OIG that the steps and actions described in our reports to HHS OIG constituted full compliance with the duties KV and ETHEX were to complete by April 28, 2011 under the Divestiture Agreement, such that they are not at risk for stipulated penalties or exclusion after that date under the Divestiture Agreement. On April 8, 2011, we received a letter from HHS OIG stating that, at this time, based upon the information provided to HHS OIG in our monthly submissions, HHS OIG has no concerns regarding the actions taken by KV and ETHEX pursuant to the Divestiture Agreement. On May 20, 2011, we received a letter from HHS OIG stating that based on its review of the information provided in our monthly reports, it appeared that the Company and ETHEX had completed our obligations under the Divestiture Agreement.

On June 2, 2010, KV sold its specialty raw materials business (PDI) to Particle Dynamics International, LLC. Additionally, the Company sold intellectual property and other assets related to our Sucralfate ANDA on May 7, 2010. On August 8, 2011, the Company sold its generics business to Zydus Pharmaceuticals.

In light of the developments described above, and other factor as described herein, the report of our independent registered public accountants included a statement regarding our ability to continue as a going concern. See Note 3—“Going Concern and Liquidity Considerations”.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of KV and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications, none of which affected net loss or accumulated deficit, have been made to prior year amounts to conform to the current year presentation.

Discontinued Operations

During the fourth quarter of fiscal year 2009, the Board of Directors authorized management to sell PDI. During the fourth quarter of fiscal year 2011 the Company committed to a plan to divest its generics business. We sold PDI on June 2, 2010 and the generics business in August 2011. The Company identified the assets and liabilities of its generics business as held for sale in the Company’s consolidated balance sheet at March 31, 2011, and has segregated PDI’s and the generics business’s operating results separately for all periods presented. See Note 22—“Divestitures” for information regarding the sale of PDI and the generics business.

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

Restricted Cash

Restricted cash at March 31, 2012 includes $7.5 placed in escrow from the divestiture of the Company’s generic business. At the closing of the transaction, the Buyer deposited $7.5 of the purchase price in an escrow arrangement for post-closing indemnification purposes. Under the escrow arrangement, any amounts remaining in the escrow at the close of business on August 8, 2012, that are not subject to pending claims, will be disbursed to the Company.

Restricted cash at March 31, 2011 consists of $27.0 to fund a first-year interest reserve for the 2015 Notes and $7.5 placed in escrow which was released to U.S. Healthcare on September 30, 2011.

Investment Securities

The Company’s investment securities consisted of ARS that are accounted for as available-for-sale securities. Available-for-sale securities were carried at fair value with temporary unrealized gains and losses, net of tax, recorded within other comprehensive income (loss) as a separate component of shareholders’ equity. The Company has no trading or held-to-maturity securities. The cost of investment securities sold was determined by the specific identification method. Dividend and interest income were accrued as earned. The Company reviewed its investments quarterly for declines in fair value that are other-than-temporary. Investments that declined in market value that were determined to be other-than-temporary were charged to other income (expense), net, by writing that investment down to fair value.

ARS generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs at pre-determined intervals of up to 35 days. The Company classified the securities as short-term at March 31, 2011 as the settlement agreement the Company entered into was scheduled to expire on January 21, 2012. During fiscal year 2012, the Company liquidated its remaining investments in all of these securities. See Note 6—“Investment Securities” concerning liquidity and also for information regarding a settlement agreement the Company entered into regarding its holdings of ARS and the proceeds received in connection therewith.

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

Depreciation expense is computed over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives are principally 10 years for land improvements, 10 to 40 years for buildings and improvements, 3 to 15 years for machinery and equipment, and 3 to 7 years for office furniture and equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the respective lease terms or the estimated useful life of the assets.

The Company assesses property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During fiscal year 2012, the Company impaired certain property and equipment since the carrying value of these assets were determined to be greater than their estimated realizable value at the time the impairment was recorded. Also, the Company recorded impairment charges in fiscal years 2011 and 2010. Refer to the “Impairment of Long-Lived Assets” section below, to Note 4—“Restructuring and Impairment Charges” and to Note 9—“Property and Equipment” for further information regarding the assessment of property and equipment for impairment of assets.

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

The Company evaluates its intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Recoverability is determined by comparing the carrying amount of an intangible asset to an estimate of the undiscounted future cash flows expected to result from its use and eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the intangible asset, an impairment loss is recognized based on the excess of the carrying amount over the estimated fair value of the intangible asset. Certain significant events occurred in 2010 that indicated that the carrying value of certain intangible assets were not recoverable. Refer to the “Impairment of Long-Lived Assets” section below, to Note 4—“Restructuring and Impairment Charges” and to Note 10—“Intangible Assets” for further information regarding the assessment of intangible assets for impairment.

Impairment of Long-Lived Assets

The Company assesses the impairment of its assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The factors that the Company considers in its assessment include the following: (1) significant underperformance of the assets relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business; (3) significant negative industry or economic trends; and (4) significant adverse changes as a result of legal proceedings or governmental or regulatory actions (see Note 4—“Restructuring and Impairment Charges” for further information regarding the assessment of long-lived assets for impairment).

To test impairment of the Company’s assets, we perform cash flow analyses, which incorporate a number of significant assumptions and estimates that are subject to change as actual results become known. The sum of the projected undiscounted cash flows, which extend over the estimated useful life assigned to the assets, exceeded the carrying amount of the intangible assets as of March 31, 2012 and we concluded that the assets are not impaired as of that date. However, any significant differences in actual future results versus estimates used to prepare the cash flow analyses, such as lower sales, lower volume, increases in production costs, technological changes or changes in the regulatory environment, could result in impairment of these intangible assets at a future date.

Non-marketable Equity Investments

Non-marketable equity investments for which the Company does not have the ability to exercise significant influence over operating and financial policies (generally less than 20% ownership) are accounted for using the cost method.

On December 13, 2010, the Company and Strides Arcolab Limited (“Strides”) entered into a Settlement Agreement and Release to settle all disputes and claims against each other related to a previously existing License and Supply Agreement between the two companies. Under the terms of the agreement, Strides paid the Company $7.3 and the Company agreed to redeem the preferred shares of Strides that it owned. The Company received $7.3 during fiscal year 2011. See Note 15—“Commitments and Contingencies.”

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

Concurrent with the recognition revenue, the Company records estimated provisions for product returns, sales rebates, payment discounts, chargebacks, and other sales allowances. When the occurrence of product recalls becomes probable, the Company also records estimated liabilities for product returns related to recalls. The Company records failure to supply claims when they are probable and reasonably estimable. Provisions are established based upon consideration of a variety of factors, including but not limited to, historical relationship to revenues, historical payment and return experience, estimated and actual customer inventory levels, customer rebate and failure to supply arrangements, current contract sales terms with wholesale and indirect customers, and subsequent payment activity. The following briefly describes each provision and how such provisions are estimated.

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

The provisions discussed above are presented in the consolidated financial statements as reductions to gross revenues. Provisions totaled $6.2, $39.1 and $6.2 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. The reserve balances related to the provisions are included in “Receivables, net” or “Accrued expenses” in the accompanying consolidated balance sheets. A summary of fiscal year 2012, 2011 and 2010 changes for each reserve or liability follows:

	Beginning Balance	Additions	Reductions	Ending Balance
Year Ended March 31, 2012
Accounts Receivable Reserves:
Chargebacks	$2.9	$1.1	$(3.7)	$0.3
Cash Discounts and Other Allowances	1.0	0.5	(0.4)	1.1
Liabilities:
Sales Rebates	1.1	2.5	(0.4)	3.2
Sales Returns	4.8	0.2	(2.8)	2.2
Medicaid Rebates	6.9	0.1	(1.6)	5.4
Product Recall Returns	3.1	0.0	(0.5)	2.6
Failure to Supply Claims	10.0	0.0	(9.7)	0.3
Price Protection	25.8	0.0	(25.5)	0.3
Other	0.7	1.8	(1.2)	1.3

Total	$56.3	$6.2	$(45.8)	$16.7

	Beginning Balance	Additions	Reductions	Ending Balance
Year Ended March 31, 2011
Accounts Receivable Reserves:
Chargebacks	$0.0	$3.3	$(0.4)	$2.9
Cash Discounts and Other Allowances	0.1	1.3	(0.4)	1.0
Liabilities:
Sales Rebates	1.0	2.2	(2.1)	1.1
Sales Returns	7.3	2.1	(4.6)	4.8
Medicaid Rebates	3.6	3.3	0.0	6.9
Product Recall Returns	2.9	0.2	0.0	3.1
Failure to Supply Claims	12.3	0.0	(2.3)	10.0
Price Protection	0.0	26.0	(0.2)	25.8
Other	0.3	0.7	(0.3)	0.7

Total	$27.5	$39.1	$(10.3)	$56.3

	Beginning Balance	Additions	Reductions	Ending Balance
Year Ended March 31, 2010
Accounts Receivable Reserves:
Chargebacks	$—	$0.1	$(0.1)	$—
Cash Discounts and Other Allowances	0.2	0.2	(0.3)	0.1
Liabilities:
Sales Rebates	4.6	1.2	(4.8)	1.0
Sales Returns	12.0	3.7	(8.4)	7.3
Medicaid Rebates	6.3	0.7	(3.4)	3.6
Medicare and Medicaid restitution	2.3	—	(2.3)	—
Product Recall Returns	40.7	—	(37.8)	2.9
Failure to Supply Claims	17.1	—	(4.8)	12.3
Other	2.6	0.3	(2.6)	0.3

Total	$85.8	$6.2	$(64.5)	$27.5

The decrease in the accounts receivable and accrued liability reserves of $39.6 million during fiscal year 2012 was primarily the result of applying credits to our customer for price protection reserve as of March 31, 2011 due to the price reduction of Makena®.

The increase in the accounts receivable and accrued liability reserves of $28.8 million during fiscal year 2011 was primarily the result of increased price protection reserve associated with the price reduction of Makena®. The list price was decreased from $1,500 per injection to $690 per injection.

The decrease in the accounts receivable and accrued liability reserves of $58.3 million during fiscal year 2010 was primarily the result of applying credits owed to our customers for returns and failure to supply costs associated with the product recalls in fiscal year 2009 against outstanding amounts such customers owed to us and of making payments associated with return and failure to supply costs to customers that did not have outstanding amounts owed to us.

Concentration of Credit Risk

The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors and retail pharmacy chains throughout the U.S. As a result, the Company is required to estimate the level of receivables which ultimately will not be paid. The Company calculates this estimate based on prior experience supplemented by a customer specific review when it is deemed necessary. On a periodic basis, the Company performs evaluations of the financial condition of all customers to further limit its credit risk exposure. Actual losses from uncollectible accounts have historically been insignificant and there were no such reserves as of March 31, 2012 and 2011.

The Company’s three largest customers accounted for approximately 18.1%, 17.6% and 12.7% and 38.5%, 29.9% and 14.4% of gross receivables at March 31, 2012 and 2011, respectively.

For fiscal year 2012, the Company’s three largest customers accounted for 25.0%, 21.8% and 15.5% of gross revenues. For the fiscal years ended March 31, 2011 and 2010, the Company’s three largest customers accounted for 17.3%, 16.6% and 11.2% and 37.3%, 35.8% and 11.1% of gross revenues, respectively.

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

Advertising

Costs associated with advertising are expensed in the period in which the advertising is used and these costs are included in selling and administrative expense. Advertising expenses totaled $5.8, $4.5 and $6.0 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. Advertising expense includes the cost of product samples given to physicians.

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

Deferred Financing Costs

Deferred financing costs of $9.7 was incurred in connection with the issuance of the Senior Notes and are being expensed on a straight-line basis into interest expense over the term of the Senior Notes. Unamortized deferred financing costs associated with the other debt that was retired during fiscal year 2011 were included in loss on debt extinguishment upon retirement.

Earnings (Loss) Per Share

The Company has two classes of common stock: Class A Common Stock and Class B Common Stock that is convertible into Class A Common Stock on a one-for-one basis. With respect to dividend rights, holders of Class A Common Stock are entitled to receive cash dividends per share equal to 120% of the dividends per share paid on the Class B Common Stock. For purposes of calculating basic earnings (loss) per share, undistributed earnings (loss) are allocated to each class of common stock based on the contractual participation rights of each class of security.

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

Basic loss per share is computed using the weighted average number of common shares outstanding during the period, except that it does not include unvested common shares subject to repurchase. Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants, unvested common shares subject to repurchase, convertible preferred stock and the convertible notes. The dilutive effects of outstanding stock options and warrants and unvested common shares subject to repurchase are reflected in diluted loss per share by application of the treasury stock method. Shares related to convertible preferred stock and convertible notes are reflected on an if-converted basis.

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

The Company accounts for uncertain tax positions in accordance with the authoritative guidance. The authoritative guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the authoritative guidance for share-based payments, which requires the Company to measure and record compensation expense, based on estimated fair values, for all share-based compensation awards made to employees and directors over the vesting period of the awards.

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

Segment Reporting

The Company historically operated in three reportable segments—branded products, specialty generic/non-branded products and specialty raw materials.

As a result of the sale of two of the three reportable segments, PDI and our generics business, the Company reports PDI and the generics business as discontinued operations (see Note 22—“Divestitures”). The Company’s Chief Operating Decision Makers (collectively, the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), and Board of Directors) review profit and loss information on a consolidated basis to assess performance, make overall operating decisions and make resource allocations on its remaining reportable segment. The Company’s activities are closely interrelated and share services. Based upon these factors, the Company has concluded that it currently operates in one segment.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s shareholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income (loss), but excluded from net income (loss) as these amounts are recorded directly as an adjustment to shareholders’ deficit. For the Company, other comprehensive income is comprised of the net changes in unrealized gains and losses on available-for-sale securities and the foreign currency translation adjustments recorded as a result of translating K-V Solutions Ltd. balances from Israeli shekels to U.S. dollars. As of March 31, 2011, the accumulated other comprehensive income includes a $1.7 unrealized gain on the ARS. The Company sold its ARS and divested its Nesher Solution Ltd. Company during fiscal year 2012.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, investments, trade accounts payable, debt and embedded derivatives related to the issuance of the convertible debt and warrants. The carrying amounts of cash and cash equivalents, receivables and trade accounts payable are representative of their respective fair values due to their relatively short maturities.

During fiscal year ended March 31, 2012, the Company liquidated it investment in ARS. During fiscal year 2011, the Company issued warrants. See Note 7—“Fair Value Measures” for fair value information regarding the ARS and warrants.

Based on quoted market rates, the Company’s convertible debt had a fair value of $53.0 and $150.0 at March 31, 2012 and 2011, respectively, compared to carrying value of $200.0 for both fiscal years ended 2012 and 2011. The carrying amount of the mortgage loan and 2015 Notes arrangement approximates its fair value because its terms are similar to those which can be obtained for similar financial instruments in the current marketplace.

Derivative Financial Instruments

The Company’s derivative financial instruments include embedded derivatives related to the convertible debt and warrants. These embedded derivatives include certain conversion features and a contingent interest feature. Although the conversion features represent embedded derivative financial instruments, based on the de minimis value of these features at the time of issuance and at March 31, 2012, no value has been assigned to these embedded derivatives. The contingent interest feature provides unique tax treatment under the Internal Revenue Service’s contingent debt regulations. In essence, interest accrues, for tax purposes, on the basis of the instrument’s comparable yield (the yield at which the issuer would issue a fixed rate instrument with similar terms). Other Company derivatives include the Warrants described in Note 23—“Warrant Liability.”

Foreign Currency

The Company sold its sole foreign operating entity in September 2011. That entity’s local currency was its functional currency. The Company translated asset and liability balances at exchange rates in effect at the end of the period and income and expense transactions at the average exchange rates in effect during the period. Resulting translation adjustments were reported as a separate component of accumulated other comprehensive income included in shareholders’ deficit.

Gains and losses from foreign currency transactions are included in the consolidated statements of operations as part of interest and other expense (income). The amount of foreign currency gains included in the Company’s consolidated statements of operations was $0, $0 and $1.2 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

Effect of New Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,” which amends the current fair value measurement and disclosure guidance of ASC Topic 820 “Fair Value Measurement” to include increased transparency around valuation inputs and investment categorization. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. The adoption of these provisions did not have a material impact on the consolidated financial statements of the Company.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income,” which eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Under the new guidance, an entity can elect to present items of net income and other comprehensive income in a single continuous statement or in two separate but consecutive statements. This statement is effective for financial statements issued for annual periods beginning on or after December 15, 2011, with early adoption permitted. In December 2011, the FASB issued additional guidance delaying the portion of this update relating to the presentation of reclassification adjustments out of other comprehensive income. Adoption of the standard will impact the presentation of certain information within the financial statements, but will not impact our financial position, results of operations, or cash flows. The Company is in compliance with this statement.

3.	Going Concern and Liquidity Considerations

There is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements filed in this Report were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The historical consolidated financial statements included in this Report do not include any adjustments that might be necessary if we are unable to continue as a going concern. The report of our independent registered public accountants BDO USA, LLP, included in this Report, includes an explanatory paragraph related to our ability to continue as a going concern.

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (1) the need to obtain additional capital despite the proceeds from the offering of the 2015 Notes in March 2011, the equity we were able to issue in February 2011, the equity line of credit we put in place in June 2012 from which we have not yet received proceeds (see Note 1—“Description of Business—General Overview”) and the sale of assets; (2) previous statements and actions by the FDA to permit continued manufacturing of compounded alternatives to Makena® and by CMS to permit compounded alternatives to Makena® to be reimbursed under the Medicaid program and the resulting actions by State Medicaid agencies which have had an adverse impact on sales of Makena® (3) our ability to comply with debt covenants; (4) our ability to obtain future revenues from the sales of Makena® sufficient to meet our future needs and expectations, including our ability to satisfy the $95.0 of remaining milestone payments to Hologic beginning August 4, 2012; (5) the timing and number of approved products that will be reintroduced to the market and the related costs; (6) the suspension of shipment of all products manufactured by us and the requirements under the consent decree with the FDA; and (7) the outcome and potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 15—“Commitments and Contingencies”. Our assessment was further affected by our fiscal year 2012 net loss of $102.3, which includes a non-cash gain of $87.6 related to warrants offset by a non-cash impairment of $31.0 related to our fixed assets, our net loss of $271.7 for fiscal year 2011 and the outstanding balance of cash and cash equivalents of $50.7 as of March 31, 2012. For periods subsequent to March 31, 2012, we expect losses to continue, because we are unable to generate any significant revenues until we are able to generate significant sales of Makena®, which was approved by the FDA in February 2011 and which we began shipping in March 2011 and also begin selling more of our other products. We have continued to ship Evamist®, which is manufactured for the Company by a third party. We are continuing to work with our contract manufacturers to prepare Clindesse® and Gynazole-1® for relaunch and expect to resume shipping these products sometime during fiscal year 2013. In addition, we must meet ongoing operating costs as well as costs related to the steps we are currently taking to increase market share of Makena®. If we are not able to raise additional capital through equity issuances, asset sales or other means, obtain the FDA’s approval to resume distribution of more of our approved products in a timely manner and at a reasonable cost, or if revenues from the sale of approved products introduced or reintroduced into the market place, including Makena®, prove to be insufficient, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to address, among other factors: (1) the need to obtain additional capital; (2) our ability to satisfy the remaining milestone payments to Hologic, which are due beginning August 4, 2012; (3) sales of Makena® (which was approved by the FDA in February 2011) notwithstanding actions by the FDA to permit continued manufacturing of compounded alternatives and by CMS to permit compounded alternatives to be reimbursed under the Medicaid program and the resulting actions by State Medicaid agencies; (4) compliance with our debt covenants; (5) the potential outcome with respect to the governmental inquiries, litigation or other matters described in Note 15—“Commitments and Contingencies”; (6) the timing, number and revenue generation of approved products that will be introduced or reintroduced to the market and the related costs; and (7) the requirements under the consent decree with the FDA in order to resume shipment of products manufactured for us. While we address these matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with introducing or reintroducing approved products to the market (such as costs related to our employees, facilities and FDA compliance), remaining payments associated with the acquisition and retention of the rights to Makena® (see Note 5—“Acquisition”), the financial obligations pursuant to the plea agreement, costs associated with our legal counsel and consultant fees, as well as the significant costs associated with the steps taken by us in connection with the consent decree and the litigation and governmental inquiries. In the near term, if we are not able to raise additional capital, comply with debt covenants, increase sales of Makena®, obtain the FDA’s clearance to resume distribution of more of our approved products in a timely manner and at a reasonable cost, and/or if we experience adverse outcomes with respect to any of the governmental inquiries or litigation described in Note 15—“Commitments and Contingencies”, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, we are focused on performing the following: (1) raising additional capital; (2) addressing the FDA’s and the resulting actions by State Medicaid agencies concerns regarding patient access to Makena® and CMS policy permitting Medicaid program reimbursement of compounded products; (3) meeting our obligations under the Hologic agreement, including the remaining milestone payments which are due beginning August 4, 2012; (4) the continued commercial launch of Makena®; (5) meeting the requirements of the consent decree, which will allow certain of our approved products to be reintroduced to the market; and (6) pursuing various means to minimize operating costs. Since December 31, 2010, the Company has generated non-recurring cash proceeds to support its on-going operating and compliance requirements from a $32.3 private placement of Class A Common Stock to a group of institutional investors in February 2011 and the 2015 Notes in March 2011 (which were used, in part, to repay all existing obligations under the agreement with U.S. Healthcare) (see Note 13—“Long-Term Debt”), $60.5, including $7.5 held in escrow, from the divestiture of our generics business. We are pursuing ongoing efforts to increase cash, including the continued implementation of cost savings, the return of certain additional approved products to market in a timely manner, and the sale of assets. We cannot provide assurance that we will be able to realize additional cost reductions from reducing our operations, that any of our approved products can be returned to the market in a timely manner, that our higher profit approved products will return to the market in the near term or at all or that we can obtain additional cash through asset sales or the sale of equity or the successful commercialization of Makena®. If we are unsuccessful in our efforts to raise additional capital, make significant progress with the FDA and CMS regarding access to and removing restrictions on Medicaid coverage of Makena® in certain states, sell assets, introduce or return our products to market at adequate levels, or prior to August 2012, address the remaining milestone payments due to Hologic we may be required to further reduce our operations, including further reductions of our employee base, or we may be required to restructure our debt and other payment obligations or cease certain or all of our operations in order to offset the lack of available funding.

On August 8, 2011 we sold substantially all of the assets of K-V Generic and our generic products business to Zydus Pharmaceuticals for approximately $60. In addition, we continue to evaluate the sale of certain of our other assets. However, due to general economic conditions, we will likely be exposed to risks related to the overall macro-economic environment, including a lower rate of return than we have historically experienced on our invested assets and being limited in our ability to sell assets. In addition, we cannot provide any assurance that we ultimately will be successful in finding suitable purchasers for the sale of such assets. Even if we are able to find purchasers, we may not be able to obtain attractive terms and conditions for such sales, including attractive pricing. In addition, divestitures of businesses involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and earnings associated with the divested business, and the disruption of operations in the affected business. In addition, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources. Inability to consummate identified asset sales or manage the post-separation transition arrangements could adversely affect our business, financial condition, results of operations and cash flows.

4.	Restructuring and Impairment Charges

Restructuring and impairment charges included in continuing operations were as follows for the fiscal year ended March 31, 2012, 2011 and 2010.

	2012	2011	2010
Restructuring	$0.6	$0.1	$3.2
Long-lived assets impairment	31.0	0.0	85.8

Total restructuring and impairment charges	$31.6	$0.1	$89.0

Restructuring

During the years ended March 31, 2012, 2011 and 2010, the Company reduced its workforce by 74 employees, 11 employees and 80 employees, respectively. The reduction in our workforce is a part of our efforts to conserve our cash and financial resources while we continue working with the FDA to return approved products to market. On March 31, 2012, the size of our workforce was 214 employees. The Company recorded restructuring expense of $0.6, $0.1 and $3.2 in fiscal years 2012, 2011 and 2010, respectively, for severance benefits related primarily to the headcount reductions described above.

The activity in accrued severance is summarized as follows:

	2012	2011	2010
Balance at beginning of year	$0.6	$2.5	$7.0
Provision for severance benefits(a)	0.8	1.8	3.2
Amounts charged to accrual	(1.4)	(3.7)	(7.7)

Balance at end of year	$0.0	$0.6	$2.5

(a)	Includes amounts that were not classified as restructuring charges due to an employment contract, but was included in the Company’s accrual for severance benefits.

Impairments

Certain significant events occurred in the second quarter of fiscal year 2012 that indicated that the carrying value of certain assets as of September 30, 2011 may not be recoverable. These events include: (a) the divestiture of our generics business (see Note 22—“Divestitures”); (b) the evaluation by the Company of certain facilities that were retained by the Company following the divestiture of our generics business; and (c) the Company completely outsourcing the manufacturing of the products it sells.

During the fourth quarter of fiscal year 2011, we decided to divest the generics business and as a result of this decision, we evaluated its long-lived assets for impairment.

Based on the Company’s analysis, in fiscal year 2012, the Company recorded a $31.0 impairment charge in continuing operations. In addition, for fiscal year 2011, the Company recorded $11.6 of impairment charges in discontinued operations as the impaired assets related to our generics business. The Company recorded $79.0 during fiscal year 2010 as an impairment charge to reduce the carrying value of the intangible assets related to Evamist®, $3.3 to reduce the carrying value of patents and trademarks, $3.5 to reduce the carrying value of manufacturing equipment, and other assets for our continuing operations and $43.1 was recorded in discontinued operations. See additional discussion below concerning our loss from discontinued operations. The fair values used in determining the above impairments were largely determined using Level 3 inputs.

5.	Acquisition

On January 16, 2008, the Company entered into the Original Makena® Agreement with Hologic to acquire the U.S. and worldwide royalty-free, exclusive rights to Makena® and certain related assets upon approval of the pending New Drug Application for Makena®. On January 8, 2010, the Company and Hologic entered into Amendment No. 1 to the Original Makena® Agreement, which, among other things, included a $70.0 cash payment for the exclusive rights to Makena®, which was recorded as purchased in-process research and development expense on the statement of operations for fiscal year 2010. On February 4, 2011, the Company entered into Amendment No. 2 to the Original Makena® Agreement. The amendments set forth in Amendment No. 2 reduced the payment to be made on the fifth business day following the Transfer Date to $12.5 and revised the schedule for making the remaining payments of $107.5. Under these revised payment provisions, after the $12.5 payment on the Transfer Date and a subsequent $12.5 payment 12 months after the Approval Date, the Company has the right to elect between the two alternate payment schedules, as described below, for the remaining payments, with royalties of 5% of the net sales of Makena® payable for certain periods and under different circumstances, depending on when the Company elects to make the remaining payments.

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

Payment Schedule 2:

•	A $7.3 payment 18 months after the Approval Date, plus a royalty equal to 5% of net sales of Makena® made during the period from 12 months after the Approval Date to 18 months after the Approval Date;

•	A $7.3 payment for each of the succeeding 12 months;

•	A royalty payable 24 months following the Approval Date equal to 5% of net sales of Makena® made during the period from 18 months after the Approval Date to 24 months after the Approval Date; and

•	A royalty payable 30 months following the Approval Date equal to 5% of net sales of Makena® made during the period from 24 months after the Approval Date to 30 months after the Approval Date.

The Company may make any of the payments under Payment Schedule 1 or Payment Schedule 2 on or before their due dates, and the date on which the Company makes the final payment contemplated by the selected payment schedule will be the final payment date, after which no royalties will accrue.

Moreover, if the Company elects Payment Schedule 1 and thereafter elects to pay the $45.0 payment earlier than the 18-month deadline, the royalties beginning after 12 months will cease to accrue on the date of the early payment. Additionally, the subsequent payments will be paid in three month intervals following the $45.0 payment date.

Lastly, if the Company elects Payment Schedule 1 and after payment of the $45.0 does not make any of the milestone payments when due, Amendment No. 2 provides that no payment default will be deemed to occur, provided the Company timely pays the required royalties accruing in the quarter during which the milestone payment has become due but is not paid.

The Original Makena Agreement was subsequently amended in a third amendment dated February 10, 2011, a fourth amendment dated March 10, 2011 and a fifth amendment dated April 27, 2011, in connection with, among other things, the grant of security, the assignment of certain related agreements and the transfer of certain assets.

Under the Indenture governing the $225.0 aggregate principal amount of Senior Notes (as the same may be amended from time to time), the Company was required to make a $45.0 payment on or prior to February 4, 2012; provided that notwithstanding the foregoing, the Company had the ability to modify the amount or timing of such payment so long as the revised payment schedule (i) was not materially less favorable to holders of the Senior Notes than the royalty schedule under the Makena® Agreement as in effect on the issue date of the Senior Notes and (ii) did not increase the total payments to Hologic during the term of the Senior Notes.

On January 17, 2012, the Company entered into an Amendment No. 6 to the Original Makena® Agreement, which amended and restated Payment Schedule 1 and Payment Schedule 2 and related provisions set forth in Amendment No. 2, by clarifying and modifying such payment schedules as follows:

(a) Payment Schedule 1

(i) the $45.0 payment is due on August 4, 2012,

(ii) the first $20.0 payment is due on November 4, 2012,

(iii) the second $20.0 payment is due on February 4, 2013, plus any previously unpaid amount due pursuant (a)(ii),

(iv) the $10.0 payment is due on May 4, 2013, plus any previously unpaid amount due pursuant to (a)(ii) and (a)(iii), and

(v) on the earlier to occur of (a) the occurrence of an Event of Default under the Indenture governing the Senior Notes (as the same may be amended from time to time) and (b) March 16, 2015, the Royalty Amount (as such term is defined in the Original Makena® Agreement, as amended) payable in respect of Net Sales (as such term is defined in the Original Makena® Agreement, as amended) of Makena® for the period beginning on February 4, 2012 and ending on August 4, 2012 is due.

(b) Payment Schedule 2

(i) the first $7.3 payment is due on August 4, 2012, plus a royalty equal to 5% of net sales of Makena® made during the period from February 4, 2012 and ending on August 4, 2012;

(ii) on each next 12 successive monthly anniversaries of August 4, 2012, a $7.3 payment is due;

(iii) within ten business days of February 4, 2013, a royalty equal to 5% of net sales of Makena® made during the period from August 5, 2012 and ending on February 4, 2013 is due; and

(iv) within ten business days of August 4, 2013, a royalty equal to 5% of net sales of Makena® made during the period from February 5, 2013 and ending on August 4, 2013 is due.

In connection with and upon execution of Amendment No. 6, the Company also made a payment of $12.5 to Hologic, which payment prior to Amendment No. 6 was scheduled to be made on February 4, 2012.

Moreover, Amendment No. 6 clarified that if the Company elects Payment Schedule 1 and thereafter elects to pay the $45.0 payment earlier than August 4, 2012, the Royalty Amount required to be paid as described in (a)(v) above shall be calculated during the period beginning on February 4, 2012 and ending on the date the $45.0 payment is made. Additionally, in such event, the subsequent payments will be paid in three month intervals following the $45.0 payment date.

Following the $12.5 payment made on January 17, 2012, the Company has made all of its required payments due to Hologic under the Original Makena® Agreement, as amended, and is not required to make any additional payments to Hologic until August 4, 2012, in accordance with the payment schedules provided for in the Makena Agreement.

6.	Investment Securities

The carrying amount of available-for-sale securities and their approximate fair values at March 31, 2011 were as follows:

	March 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities (“ARS”)	$54.3	$2.9	$0.0	$57.2

Although the Company, pursuant to a 2010 settlement agreement, transferred these securities to the party it had originally acquired them from, the Company reflected the transfer as a collateralized borrowing rather than as a sale because the Company retained certain reacquisition rights. During the year ended March 31, 2012, the Company liquidated its investments in all of these securities and recognized an aggregate gain of $3.0 representing the difference between the carrying value of the securities and the related collateralized debt balance at the respective liquidation dates.

7.	Fair Value Measures

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

The following tables present the Company’s fair value hierarchy as of March 31, 2012 and 2011 for those financial assets measured at fair value on a recurring basis:

	Fair Value Measurements at March 31, 2012
	Total	Level 1	Level 2	Level 3
Warrant liability	$(21.0)	$0.0	$0.0	$(21.0)

	Fair Value Measurements at March 31, 2011
	Total	Level 1	Level 2	Level 3
ARS	$57.2	$0.0	$0.0	$57.2
Warrant liability	(108.6)	0.0	0.0	(108.6)

The contingent interest feature of the $200.0 principal amount of Contingent Convertible Subordinated Notes (see Note 13—“Long-Term Debt”) meets the criteria of and qualifies as an embedded derivative. Although this feature represents an embedded derivative financial instrument, based on its de minimis value at the time of issuance and at March 31, 2012 and 2011, no value has been assigned to this embedded derivative.

The following tables present the changes in fair value for financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

ARS (Level 3)

	ARS	ARS
	(Level 3)	(Level 3)
	2012	2011
Balance at beginning of year	$57.2	$65.9
Realized gain	3.0	0.0
Unrealized (losses) gains included in other comprehensive income	0.0	(0.1)
Accretion of investment impairment	0.0	0.2
Liquidation of ARS	(60.2)	(8.8)

Balance at end of year	$0.0	$57.2

Warrant Liability (Level 3)

	2012	2011
Balance at beginning of year	$(108.6)	$0.0
Initial valuation of November 2010 and March 2011 Warrants.	0.0	(88.4)
Unrealized gain (loss) included in other income (expense)	87.6	(20.2)

Balance at end of year	$(21.0)	$(108.6)

8.	Inventories

Inventories, net of reserves, as of March 31 consisted of:

	2012	2011
Raw materials	$1.4	$0.0
Finished goods	0.3	1.0

	$1.7	$1.0

Reserves for obsolete inventory are deducted from the related inventory balances. The activity in the Company’s reserve for obsolete inventory is summarized as follows:

	2012	2011	2010
Balance at beginning of year	$2.5	$3.3	$13.5
Provisions for obsolete inventory	1.8	0.0	0.4
Amounts charged against reserves	(0.4)	(0.8)	(10.6)

Balance at end of year	$3.9	$2.5	$3.3

Management establishes reserves for potentially obsolete or slow-moving inventory based on an evaluation of inventory levels, forecasted demand, and market conditions.

The Company has contracted with third parties to manufacture Makena® and Evamist®. As of March 31, 2012, the inventories primarily represent goods held by or manufactured by third parties.

9.	Property and Equipment

Property and equipment as of March 31 consisted of:

	2012	2011
Buildings and building improvements	$1.3	$1.5
Machinery and equipment	1.5	6.4
Office furniture and equipment	13.5	37.9
Leasehold improvements	1.0	0.0
Land and improvements	0.0	0.1
Construction-in-process	0.3	0.0

	17.6	45.9
Less accumulated depreciation	(15.3)	(39.7)

Net property and equipment	$2.3	$6.2

Capital additions to property and equipment were $0.1, $0.3 and $10.2 (includes PDI and Nesher capital additions) for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. Depreciation of property and equipment was $3.2, $6.2 and $8.5 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

The Company classified $31.4 and $61.4 at March 31, 2012 and 2011, respectively, for four buildings it owns and are marketing for sale and certain other furniture and equipment it is no longer using as assets held for sale.

See Note 4—“Restructuring and impairment charges” regarding impairments of property and equipment.

10.	Intangible Assets

Intangible assets as of March 31 consisted of:

	2012			2011
	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
Product rights acquired:
Makena®	$119.5	$(19.9)	$99.6	$119.6	$(2.8)	$116.8
Evamist®	21.2	(10.0)	11.2	21.2	(9.0)	12.2
Trademarks acquired:
Evamist®	5.1	(2.7)	2.4	5.1	(2.5)	2.6
License agreements:
Evamist®	35.6	(18.2)	17.4	35.6	(16.5)	19.1

Total intangible assets	$181.4	$(50.8)	$130.6	$181.5	$(30.8)	$150.7

(a)	Gross Carrying Amount is shown net of impairment charges.

As of March 31, 2012, the Company’s product rights acquired, trademark rights acquired and license agreements have original weighted average useful lives of approximately 8 years, 15 years and 15 years, respectively. Amortization of intangible assets was $20.0, $6.1 and $10.3 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate an intangible asset’s carrying amount may not be recoverable. As more fully described in Note 4—“Restructuring and Impairment Charges”, as a result of certain triggering events and related impairment assessments that occurred in the quarter ended March 31, 2010, the Company recorded intangible asset impairment charges of $82.3 in fiscal year 2010 related to our continuing operations. There were no impairment charges recorded in fiscal years 2012 and 2011 for intangible assets in continuing operations.

Assuming no other additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights, trademarks acquired and other intangible assets is estimated to be approximately $20 in each of the five succeeding fiscal years.

The $119.5 Makena® product rights represents the $12.5 payment made on the Transfer Date plus the present value of the remaining payments due to Hologic as described in Note 5—“Acquisition” and are being amortized over its estimated patent protected life of seven years. As there are no performance conditions related to the remaining installment payments, the Company recorded the remaining obligations as of March 31, 2012 in current liabilities ($85.0) and non-current liabilities ($10.0) based upon their expected due dates.

11.	Other Long-Term Assets

Other assets as of March 31 consisted of:

	2012	2011
Life insurance, cash surrender value	$4.4	$4.5
Preferred stock investments and accrued dividends	0.0	0.4
Deferred financing costs, net	7.2	9.7
Deposits and other	4.6	0.5

Other assets	$16.2	$15.1

See Note 2—“Summary of Significant Accounting Policies” and Note 15—“Commitments and Contingencies” for description of preferred stock investments and accrued dividends.

12.	Accrued Expenses and Other Long Term Liabilities

Accrued expenses and other long-term liabilities as of March 31 consisted of:

Accrued expenses:

	2012	2011
Salaries, wages, incentives and benefits	$3.4	$10.3
Failure to supply claims	0.3	10.0
Price protection	0.3	25.8
Accrued litigation and governmental inquiries	9.7	11.6
Makena® obligation, current portion	85.0	57.3
Other sales returns and allowances	13.4	15.9
Warrant escrow	0.0	7.5
Other	20.2	11.0

	$132.3	$149.4

Long-term liabilities:

	2012	2011
Long term taxes payable	$0.4	$1.5
Long term consulting agreement	0.5	0.5
CEO life insurance liability	6.4	6.1
Legal settlement, long term	35.5	37.3
Accrued Makena® obligation, long term	10.0	49.8
Accrued Makena® royalty	0.2	0.0

	$53.0	$95.2

Accrued litigation and governmental inquiries consists of settlement obligations as well as loss contingencies recognized by the Company because settlement was determined to be probable and the related payouts were reasonably estimable. For fiscal year 2012, the Company recorded litigation expense in the amount of $0.1. For fiscal year 2011, the Company recorded litigation expense in the amount of $7.4, $6.3 of which was recorded for the HHS OIG matter (see Note 15—“Commitments and Contingencies”). For fiscal year 2010, the Company recorded litigation expense in the amount of $15.0 for certain matters. Of the remaining product liability at March 31, 2012, $2.2 was recorded in accrued expenses and $7.2 was recorded in other long-term liabilities.

In the fiscal years ended March 31, 2012, 2011 and 2010, the Company recorded $0.7, $0.3 and $0.4, respectively, of interest accretion expense representing the difference between the present value and the undiscounted amount of the fines and penalties, which is recognized ratably over the period during which payments are due and payable pursuant to the legal settlements with DOJ and HHS OIG and the Hologic agreement for the Makena® milestone payments. At March 31, 2012, $6.0 of the aggregate plea agreement amount was recorded in accrued expenses and $11.8 was recorded in other long-term liabilities. In addition, long-term liabilities include $0.4 related to long-term tax liabilities, $6.4 for life insurance for the former CEO, $23.7 for other legal matters and $10.2 for Makena® obligations. At March 31, 2011, $2.0 of the aggregate plea agreement amount was recorded in accrued liabilities and $17.4 was recorded in other long-term liabilities. In addition, long-term liabilities include $1.5 related to long-term tax liabilities, $6.1 for life insurance for the former CEO, and $19.9 for other legal matters.

The Makena® obligation, current portion represents the current portion of the remaining milestone payments owed to Hologic related to the Makena® product rights as described further in Note 5—“Acquisition.”

On April 1, 2011, the Company reduced the list price of Makena®. As a result, the Company recorded a price protection reserve of $26.0 as of March 31, 2011 for product previously sold at the higher price. Rebates were processed during the subsequent fiscal year.

13.	Long-Term Debt

Long-term debt as of March 31 consisted of:

	2012	2011
Convertible notes	$200.0	$200.0
Senior notes (less unamortized discount of $5.3 and $6.7, respectively)	219.7	218.3
Building mortgages	30.6	33.0
Collateralized borrowing	0.0	52.4

	450.3	503.7
Less current portion	(30.6)	(85.4)

	$419.7	$418.3

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

The Company has reserved 8.7 million shares of Class A Common Stock for issuance in the event the Convertible Notes are converted.

The Company may redeem some or all of the Convertible Notes at any time, at a redemption price, payable in cash, of 100% of the principal amount of the Convertible Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders may require the Company to repurchase all or a portion of their Convertible Notes on May 16, 2013, 2018, 2023 and 2028 or upon a change in control, as defined in the indenture governing the Convertible Notes, at a purchase price, payable in cash, of 100% of the principal amount of the Convertible Notes, plus accrued and unpaid interest, including contingent interest, if any. Since the next occasion holders may require the Company to repurchase all or a portion of their Convertible Notes is May 16, 2013, the Convertible Notes were classified as a long-term liability as of March 31, 2012 and 2011. The Convertible Notes are subordinate to all of the Company’s existing senior obligations.

The Convertible Notes, which are unsecured, do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of the Company’s securities, and do not contain any financial covenants. However, a failure by the Company or any of its subsidiaries to pay any indebtedness or any final non-appealable judgments in excess of $0.8 constitutes an event of default under the indenture. An event of default would permit the trustee under the indenture or the holders of at least 25% of the Convertible Notes to declare all amounts owing to be immediately due and payable and exercise other remedies. The Company believes it is in compliance with these requirements as of March 31, 2012.

Senior notes

On March 17, 2011, the Company completed a private placement with a group of institutional investors for $225.0 aggregate principal amount of 12% Senior Secured Notes due 2015.

The Senior Notes bear interest at an annual rate of 12% per year, payable semiannually in arrears on March 15 and September 15 of each year, commencing September 15, 2011. Due to the timing of filing a registration statement for an exchange offer to holders of Senior Notes, the interest rate was 12.25% per annum during the period from July 1, 2011 to July 11, 2011. The Senior Notes will mature March 15, 2015. At any time prior to March 15, 2013, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price of 112% of the principal amount of the Senior Notes, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings. At any time prior to March 15, 2013, the Company may redeem all or part of the Senior Notes at a redemption price equal to (1) the sum of the present value, discounted to the redemption date, of (i) a cash payment to be made on March 15, 2013 of 109% of the principal amount of the Senior Notes, and (ii) each interest payment that is scheduled to be made on or after the redemption date and on or before March 15, 2013, plus (2) accrued and unpaid interest to the redemption date. At any time after March 15, 2013 and before March 15, 2014, the Company may redeem all or any portion of the Senior Notes at a redemption price of 109% of the principal amount of the Senior Notes, plus accrued and unpaid interest to the redemption date. At any time after March 15, 2014, the Company may redeem all or any portion of the Senior Notes at a redemption price of 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest to the redemption date. The Senior Notes are secured by certain assets of the Company and certain assets of its subsidiaries. The Senior Notes contain restrictions on the payment of dividends, the incurrence of additional indebtedness and the repurchase of the Company’s securities. Moreover, a failure by the Company or any of its subsidiaries to pay any indebtedness or any final non-appealable judgments in excess of $5.0 constitutes an event of default under the indenture. An event of default would permit the trustee under the indenture or the holders of at least 25% of the Senior Notes to declare all amounts owing to be immediately due and payable and exercise other remedies. The Company believes it is in compliance with these requirements as of March 31, 2012.

After an original issue discount of 3%, the Company received proceeds of $218.3 which were used to fund a first year interest reserve totaling $27.0, which was used to pay the interest payments due in fiscal year 2012, repay all existing obligations to U.S. Healthcare totaling approximately $61.1 and pay fees and expenses of $9.7 associated with the private placement of the Senior Notes. In connection with these payments, the Company also terminated all future loan commitments with the prior lender. The remaining proceeds, totaling approximately $120.0 are being used for general corporate purposes, including the continued commercialization efforts for Makena®.

The Senior Notes were offered only to accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended. The Company’s registration statement for an exchange offer to holders of the Senior Notes was effective on August 26, 2011. The holders of all privately issued Senior Notes exchanged them for a like amount of registered Senior Notes under the exchange offer.

Building mortgages

In March 2006, the Company entered into a $43.0 mortgage loan arrangement (the “Mortgage Loan”). The Mortgage Loan, which is secured by four of the Company’s buildings, bears interest at a rate of 5.91% and matures on April 1, 2021. The four buildings are currently being marketed for sale and were classified as assets held for sale as of March 31, 2012 and 2011. As a result, the Company’s Mortgage Loan is classified as current obligation as of March 31, 2012. In August 2011, the Company agreed with the lender to extend, to March 31, 2015, the requirement for the Company to achieve a minimum net worth balance. As of March 31, 2012, the Company believes that it is in compliance with all requirements of the Mortgage Loan and is current with all its payment obligations.

Collateralized borrowing

On February 25, 2009, the Company initiated legal action against Citigroup Global Markets Inc. (“CGMI”), through which it acquired the ARS the Company held at that time, in the District Court for the Eastern District of Missouri. On January 21, 2010, the Company and CGMI entered into a Purchase and Release Agreement pursuant to which CGMI agreed to purchase the Company’s remaining ARS for an aggregate purchase price of approximately $61.7. The Company also received a two-year option (which expired on January 21, 2012) to reacquire the ARS (in whole or on a class-by-class basis) for the prices at which they were sold, as well as the right to receive further payments in the event any ARS are redeemed prior to the expiration of the option. During the quarter ended September 30, 2011, the Company exercised this option and reacquired and then sold the remainder of its ARS.

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

Other

The aggregate scheduled maturities of long-term debt as of March 31, 2012 were as follows:

Due in one year	$30.6
Due in two years (assuming May 2013 call of Convertible Notes)	200.0
Due in three years	225.0
Unamortized discount on Senior Notes	(5.3)

$450.3

14.	Taxable Industrial Revenue Bonds

In December 2005, the Company entered into a financing arrangement with St. Louis County, Missouri related to expansion of its operations in St. Louis County. Up to $135.5 of industrial revenue bonds could have been issued to the Company by St. Louis County relative to capital improvements made through December 31, 2009. This agreement provides that 50% of the real and personal property taxes on up to $135.5 of capital improvements would be abated for a period of ten years subsequent to the property being placed in service. Industrial revenue bonds totaling $129.9 were outstanding at March 31, 2011. The industrial revenue bonds were issued by St. Louis County to the Company upon its payment of qualifying costs of capital improvements, which are then leased by the Company through December 1, 2019, unless earlier terminated. The Company had the option at any time to discontinue the arrangement and regain full title to the abated property. The industrial revenue bonds bear interest at 4.25% per annum and are payable as to principal and interest concurrently with payments due under the terms of the lease. The Company had classified the leased assets as property and equipment and had established a capital lease obligation equal to the outstanding principal balance of the industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to St. Louis County may be satisfied by tendering industrial revenue bonds (which was the Company’s intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the consolidated financial statements for periods prior to the termination of the agreement. The Company terminated this agreement with St. Louis County during fiscal year 2012 and regained full title to the abated property. The industrial revenue bonds were cancelled.

15.	Commitments and Contingencies

Leases

The Company leases manufacturing, office and warehouse facilities, equipment and automobiles under operating leases expiring through fiscal year 2016. Total rent expense for the fiscal years ended March 31, 2012, 2011 and 2010 was $1.0, $2.2 and $2.9, respectively.

Facility leases with free rent periods or rent escalation clauses are expensed on a straight-line basis over the life of the lease commencing at lease inception.

Future minimum lease commitments under non-cancelable operating leases are as follows:

2013	$1.0
2014	0.5
2015	0.4
2016	0.1

$2.0

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

On March 22, 2011, Mr. M. Hermelin made a demand on the Company for indemnification with respect to his payment of $1.9 imposed by the United States District Court as a fine and forfeiture of pecuniary gain as part of the sentence resulting from his guilty plea entered by the Court on March 10, 2011. Mr. M. Hermelin pled guilty to two federal misdemeanor counts as a responsible corporate officer of the Company at the time when a misbranding of two morphine sulfate tablets occurred that contained more of the active ingredient than stated on the label. In addition, the Company has advanced, under the terms of the Indemnification Agreement, legal expenses amounting to approximately $7.3 to various law firms that represented Mr. M. Hermelin for legal matters including the FDA and SEC investigations, the Department of Justice inquiry, the Audit Committee investigation, HHS OIG exclusion, various class action lawsuits and the lawsuits between Mr. M. Hermelin and the Company related to advancement, indemnification and retirement benefits. Under the Company’s Indemnification Agreement entered into with all directors, including Mr. M. Hermelin when he served as Chairman of the Board and Chief Executive Officer of the Company, as a condition for the advancement of expenses, each director is required to sign an undertaking to reimburse the Company for the advanced expenses in the event it is found that the director is not entitled to indemnification. The Company has also received invoices for $0.1 of additional legal fees covering the same or other matters for which Mr. M. Hermelin is demanding indemnification. The Company has not paid these invoices. Mr. M. Hermelin’s demand for reimbursement of the $1.9 fine and forfeiture, the advancement of legal fees to represent him for various legal matters and whether only such advancement should be indemnified is being handled by a special committee of independent directors appointed by the Board of Directors of the Company. On March 12, 2012, over the objection of the Company, Mr. M. Hermelin presented a demand to a bank to release $4.5 to him, as beneficiary, under a letter of credit that had been maintained by the Company according to the terms of his terminated employment agreement. The letter of credit was originally established by the Company upon entering into the now terminated employment agreement in December 1996. The letter of credit was not renewed and in March 2012 the bank released the $4.5 to Mr. M. Hermelin. On April 25, 2012, Mr. M. Hermelin filed an amended counterclaim against the Company and a third-party petition against certain former directors and officers of the Company alleging, among other things, breach of contract, wrongful termination, malicious prosecution, breach of good faith and fair dealing, breach of fiduciary duty, intentional infliction of emotional distress and defamation, and seeking damages in excess of $80.0, for breach of contract and breach of the covenant of good faith and fair dealing, and an additional $100.0 for historical claims and punitive damages.

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

On October 14, 2011, Mr. M. Hermelin filed an action in the Court of Chancery in the State of Delaware styled Marc S. Hermelin v. K-V Pharmaceutical Company, seeking: advancement of expenses in connection with certain proceedings; mandatory and permissive indemnification of attorneys’ fees and other expenses incurred as to other proceedings; and advancement of attorneys’ fees that he has incurred and will incur in the St. Louis County and Delaware actions. Mr. M. Hermelin claims that he is entitled to such amounts under the Company’s Bylaws, Delaware law and his indemnification agreement. On February 7, 2012, the Court of Chancery issued a Memorandum Opinion determining: (1) Mr. M. Hermelin is not entitled to advancement from the Company in connection with a matter related to the release of certain jail records; (2) Mr. M. Hermelin is not entitled to mandatory indemnification with respect to his payment of $1.9 fine and forfeiture resulting from his guilty plea; (3) Mr. M. Hermelin is not entitled to mandatory indemnification in the HHS OIG exclusion matter; and (4) Mr. M. Hermelin is entitled to mandatory indemnification in the FDA consent decree matter. The parties continue to litigate the issue of whether Mr. M. Hermelin is entitled to permissive indemnification for the $1.9 fine and forfeiture or the HHS OIG matter.

Litigation and Governmental Inquiries

Resolution of one or more of the matters described below could have a material adverse effect on the Company’s results of operations, financial condition or liquidity. The Company intends to vigorously defend its interests in the matters described below.

Accrued litigation consists of settlement obligations as well as loss contingencies recognized by the Company because settlement was determined to be probable and the related payouts were reasonably estimable. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of claims is reviewed at least quarterly and an adjustment to the Company’s accrual is recorded as deemed appropriate based upon these reviews. Based upon current information available, the resolution of legal matters individually or in aggregate could have a material adverse effect on the Company’s results of operations, financial condition or liquidity. The Company is unable to estimate the possible loss or range of losses above amounts already accrued at March 31, 2012.

The Company and/or ETHEX have been named as defendants in certain multi-defendant cases alleging that the defendants reported improper or fraudulent pharmaceutical pricing information, i.e., Average Wholesale Price, or AWP, and/or Wholesale Acquisition Cost, or WAC, information, which allegedly caused the governmental plaintiffs to incur excessive costs for pharmaceutical products under the Medicaid program. Cases of this type have been filed against the Company and/or ETHEX and other pharmaceutical manufacturer defendants by the States of Louisiana and Utah. On October 21, 2010, the Company received a subpoena from the Florida Office of Attorney General requesting information related to ETHEX’s pricing and marketing activities. The Company complied with the Florida’s request for documents and pricing information and reached a verbal agreement to stay any further proceedings for up to two years.

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

Total Payment Amounts Including Interest	Calendar Year

$0.6	2011

$0.4	2012

$2.4	2013

$3.4	2014

$5.4	2015

$6.7	2016

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

In connection with the previously anticipated exclusion of ETHEX from participation in federal healthcare programs, the Company ceased operations of ETHEX on March 2, 2010. On November 15, 2010, the Company entered into the Divestiture Agreement with HHS OIG under which the Company agreed to sell the assets and operations of ETHEX to unrelated third parties prior to April 28, 2011 and to file articles of dissolution with respect to ETHEX under Missouri law by such date. Following such filing, ETHEX did not engage in any new business other than for winding up its operations and began a process provided under Missouri law to identify and resolve its liabilities over at least a two year period. The Company has also received a letter from HHS OIG advising it further that assuming that it has complied with all agreements deemed necessary by HHS OIG, ETHEX has filed its articles of dissolution, and ETHEX no longer has any ongoing assets or operations other than those required to conclude the winding up process under Missouri law, HHS OIG would not exclude ETHEX thereafter. The Company has notified all parties of its intent to dissolve ETHEX and notifications were sent out on January 28, 2011. ETHEX has sold its assets in accordance with the Divestiture Agreement. On May 20, 2011, we received a letter from HHS OIG stating that based upon its review of the information provided in our monthly reports, it appeared that the Company and ETHEX had satisfied our obligation under the Divestiture Agreement.

The Company currently does not anticipate that the voluntary guilty plea by ETHEX will have a material adverse effect on the Company’s efforts to comply with the requirements pursuant to the consent decree and to resume shipments of its approved products manufactured by third parties.

On November 10, 2010, Marc S. Hermelin voluntarily resigned as a member of the Board. The Company had been advised that HHS OIG notified Mr. M. Hermelin that he would be excluded from participating in federal healthcare programs effective November 18, 2010. In an effort to avoid adverse consequences to the Company, including a potential discretionary exclusion of the Company, and to enable it to secure its expanded financial agreement with U.S. Healthcare, the Company, HHS OIG, Mr. M. Hermelin and his wife (solely with respect to her obligations thereunder, including as joint owner with Mr. M. Hermelin of certain shares of Company stock) entered into the HHS/OIG Settlement Agreement under which Mr. M. Hermelin also resigned as trustee of all family trusts that hold KV stock, agreed to divest his personal ownership interests in the Company’s Class A Common and Class B Common Stock (approximately 1.8 million shares, including shares held jointly with his wife) over an agreed upon period of time in accordance with a divestiture plan and schedule approved by HHS OIG, and agreed to refrain from voting stock under his personal control. In order to implement such agreement, Mr. M. Hermelin and his wife granted to an independent third party immediate irrevocable proxies and powers of attorney to divest their personal stock interests in the Company if Mr. M. Hermelin does not timely do so. The HHS/OIG Settlement Agreement also required Mr. M. Hermelin to agree, for the duration of his exclusion, not to seek to influence or be involved with, in any manner, the governance, management, or operations of the Company. On March 14, 2011, Mr. M. Hermelin pleaded guilty to two federal misdemeanor counts pertaining to misbranding of two oversized morphine sulfate tablets, as a responsible corporate officer of the Company at the time that such tablets were introduced into interstate commerce. See discussion above for information regarding certain claims for indemnification by Mr. M. Hermelin.

As long as the parties comply with the HHS/OIG Settlement Agreement, HHS OIG has agreed not to exercise its discretionary authority to exclude the Company from participation in federal health care programs, thereby allowing the Company and its subsidiaries (with the single exception of ETHEX, which has been dissolved pursuant to the Divestiture Agreement with HHS OIG) to continue to conduct business through all federal and state healthcare programs.

As a result of Mr. M. Hermelin’s resignation and the two agreements with HHS OIG, the Company believes that it has resolved its remaining issues with respect to HHS OIG and is positioned to continue to participate in Federal health care programs now and in the future.

On December 2, 2008, plaintiff Joseph Mas filed a complaint against the Company, in the United States District Court for the Eastern District of Missouri, Mas v. KV Pharma. Co., et al. On January 9, 2009, plaintiff Herman Unvericht filed a complaint against the Company also in the Eastern District of Missouri, Unvericht v. KV Pharma. Co., et al. On January 21, 2009, plaintiff Norfolk County Retirement System filed a complaint against the Company, again in the Eastern District of Missouri, Norfolk County Retirement System v. KV Pharma. Co., et al. The operative complaints in these three cases purport to state claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on behalf of a putative class of stock purchasers. On April 15, 2009, the Unvericht and Norfolk County cases were consolidated into the Mas case. The amended complaint for the consolidated action, styled Public Pension Fund Group v. KV Pharma. Co., et al., was filed on May 22, 2009. Defendants, including the Company and certain of its directors and officers, moved to dismiss the amended complaint on July 27, 2009. The court granted the motion to dismiss the Company and all individual defendants in February 2010. On March 18, 2010, the plaintiffs filed a motion for relief from the order of dismissal and to amend their complaint, and also filed a notice of appeal. On October 20, 2010, the Court denied plaintiffs’ motion for relief from the order of dismissal and to amend pleadings. On November 1, 2010, plaintiffs’ filed a notice of appeal. On September 21, 2011, an appeal was argued before the Eighth Circuit Court of Appeals on the matter. On June 4, 2012, the Court of Appeals affirmed the District Court’s decision in part, reversed in part, and remanded the action to the District Court for further proceedings. Specifically, the Court of Appeals affirmed that plaintiffs did not adequately pleaded the Company made false or misleading statements about earnings as they relate to the manufacturer of Metoprolol and that the scheme liability claims alleged against certain individual defendants should be dismissed. The Court of Appeals reversed and remanded the remainder of the action holding that plaintiffs had adequately plead the Company’s statements regarding the Company’s compliance with FDA regulations and cGMP were false or misleading. The Court also directed the District Court to grant plaintiff’s motion to amend its complaint.

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

On October 31, 2011, plaintiff Ramakrishna Mukku filed a complaint against the Company, in the United States District Court for the Eastern District of Missouri, alleging violations of the anti-fraud provisions of the federal securities laws on behalf of all purchasers of the publicly traded securities of the Company between February 14, 2011 and April 4, 2011. The complaint alleges class members were damaged by paying artificially inflated stock prices due to the Company’s purportedly misleading statements regarding Makena® related to access and exclusivity. On November 2, 2011, plaintiff Hoichi Cheong filed a complaint against the Company, in the United States District Court for the Eastern District of Missouri, on behalf of purchasers of the securities of the Company, who purchased or otherwise acquired K-V securities between February 14, 2011 and April 4, 2011, seeking to pursue remedies under the Exchange Act. The complaint alleges class members were damaged by purchasing artificially inflated stock prices due to the Company’s purportedly misleading statements regarding Makena® related to access and exclusivity. On March 8, 2012, the Julianello, Mukku and Cheong cases were consolidated and the consolidated action is now styled In Re K-V Pharmaceutical Company Securities Litigation, Case No. 11CV1816 AGF.

On November 15, 2011, plaintiffs Phil and Martha Tompkins filed a verified shareholder derivative complaint in the United States District Court, Eastern District of Missouri, against the Company, its Board of Directors and certain officers alleging breach of fiduciary duties and other misconduct from February 14, 2011 to April 4, 2011. The complaint alleges a breach of fiduciary duties including by making, and allowing the making of, purportedly materially false and misleading statements to the investing public related to Makena® and its access and exclusivity. Defendants, including the Company and certain of its directors and officers, moved to dismiss the amended complaint on March 12, 2012.

On November 30, 2011, plaintiff Douglas Sims filed a verified shareholder derivative petition for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in the Circuit Court of St. Louis County, Missouri, against the Company, its Board of Directors and certain officers alleging breach of fiduciary duties, which have caused and continue to cause substantial damage to the Company, including by making, and allowing the making of, purportedly materially false and misleading statements to the investing public related to Makena® and its access and exclusivity. Defendants, including the Company and certain of its directors and officers, moved to dismiss the amended complaint on February 21, 2012. Plaintiff has agreed to stay this action until the Court in the In Re K-V Pharmaceutical Company Securities Litigation matter rules on the motion to dismiss currently before the Court.

On February 3, 2009, plaintiff Harold Crocker filed a putative class-action complaint against the Company in the United States District Court for the Eastern District of Missouri, Crocker v. KV Pharmaceutical Co., et al ., No. 4-09-cv-198-CEJ. The Crocker case was followed shortly thereafter by two similar cases, also in the Eastern District of Missouri ( Bodnar v. KV Pharmaceutical Co., et al ., No. 4:09-cv-00222-HEA, on February 9, 2009, and Knoll v. KV Pharmaceutical Co., et al ., No. 4:09-cv-00297-JCH, on February 24, 2009). The two later cases were consolidated into Crocker so that only a single action existed thereafter, and the plaintiffs filed a Consolidated Amended Complaint on June 26, 2009 (“Complaint”). The Complaint purported to state claims against the Company and certain current and former employees for alleged breach of fiduciary duties to participants in the Company’s 401(k) plan. Defendants, including the Company and certain of its directors and officers, moved to dismiss the amended complaint on August 25, 2009, and briefing of those motions was completed on October 19, 2009. The court granted the motion to dismiss filed by the Company and all individual defendants on March 24, 2010. A motion to alter or amend the judgment and second amended consolidated complaint was filed on April 21, 2010. The Company, on May 17, 2010, filed a Memorandum in Opposition to plaintiff’s motion to alter or amend the judgment and for leave to amend the consolidated complaint. On October 20, 2010, the Court denied plaintiffs’ motion to alter or amend the judgment and for leave to amend the complaint. Plaintiffs requested mediation and the Company agreed to this request. On February 15, 2011, during such mediation, this litigation was settled by an agreement in principle of the parties for an amount equal to $3.0, payable in full from the Company’s insurance coverage. The court approved the settlement on May 4, 2012.

On August 11, 2011, the Company was served with two contract actions related to stock option grants to two former employees. These actions are styled Scott Macke v. K-V Pharmaceutical Company and Melissa Hughes v. K-V Pharmaceutical Company. The lawsuits allege breach of covenant of good faith and fair dealing, breach of contract, and fraud. Plaintiffs claim that they were injured by not being able to exercise their stock options within the 90 days after their termination from the Company because the Company had issued a trading blackout. The Company also received letters from two other former employees, who have not filed suit claiming similar injury. On October 14, 2011, the Hughes Complaint was dismissed without prejudice with leave to amend on or before October 28, 2011. A First Amended Complaint was filed in the Hughes case on October 28, 2011. The Company filed its Answer to the First Amended Complaint on November 30, 2011 and removed the case to federal court. On February 27, 2012, Ms. Hughes filed a motion to amend and for remand. The Company consented to the remand of the case to state court on the condition that Ms. Hughes agreed that her allegations do not implicate any ERISA rights. The Company filed an answer in state court to the second amended complaint and added a counterclaim against Ms. Hughes for breach of contract, fraud in the inducement and a request for preliminary and permanent injunctive relief. The Company filed an answer to the Macke complaint in state court. A settlement in principle has been reached between the parties in the Macke matter.

The Company and/or ETHEX are named defendants in at least 12 pending product liability or other lawsuits that relate to the voluntary product recalls initiated by the Company in late 2008 and early 2009. The plaintiffs in these lawsuits allege damages as a result of the ingestion of purportedly oversized tablets allegedly distributed in 2007 and 2008. The lawsuits are pending in federal and state courts in various jurisdictions. Three of the 12 pending lawsuits have settled but have not yet been dismissed. Of the remaining 9 pending lawsuits, two plaintiffs allege economic harm, 6 plaintiffs allege wrongful death, and the remaining lawsuits allege non-fatal physical injuries. Plaintiffs’ allegations of liability are based on various theories of recovery, including, but not limited to strict liability, negligence, various breaches of warranty, misbranding, fraud and other common law and/or statutory claims. Plaintiffs seek substantial compensatory and punitive damages. Two of the lawsuits are putative class actions seeking economic damages with respect to recalled products, one of the lawsuits has four unrelated plaintiffs, and the remaining lawsuits are either individual lawsuits or have two plaintiffs. The Company possesses third party product liability insurance, which the Company believes is applicable to many of the pending lawsuits and claims.

One of these putative class actions, styled Polk v. KV Pharmaceutical Company, et al., seeks economic damages with respect to recalled metoprolol succinate product. During January 2011, the decision of the U.S. District Court dismissing the case in favor of the Company was reversed on appeal. The Company requested reconsideration by the appellate court, which was denied in March 2011, and the Company filed a motion for appellate review en banc, which was denied by the court on May 12, 2011. The case was returned to the district court for further proceedings. The district court granted the Company’s second motion to dismiss on December 15, 2011. The plaintiff has appealed this decision to the Eighth Circuit Court of Appeals. The other putative class action, styled Herndon v. KV Pharmaceutical Company, et al., is pending in state court in Missouri. Plaintiff’s Motion for Class Certification was heard by the court on August 16, 2011. The court issued an order denying class certification on December 15, 2011. In addition to the 12 pending lawsuits, there is one pending pre-litigation claim that may or may not eventually result in a lawsuit.

On September 14, 2011, a complaint was filed against the Company and Ther-Rx Corporation styled Lanny and Angela Jones, et al v. KV Pharmaceutical Company, et al. alleging injury to their minor children as a result of coming in contact with Evamist®. Discovery is ongoing.

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

There are uncertainties and risks associated with all litigation and there can be no assurance the Company will prevail in any particular litigation. During the years ended March 31, 2012, 2011 and 2010, the Company recorded expense of $0.1, $7.4 and $15.0, respectively, for litigation and governmental inquiries. At March 31, 2012 and 2011, the Company had accrued $45.2 and $48.9, respectively, for estimated costs for litigation and governmental inquiries.

The Company has entered into a supply agreement to purchase, through December 2015, approximately $7.0 of materials from one of its suppliers.

16.	Income Taxes

The income tax provisions (benefit) for the fiscal years ended March 31, 2012, 2011 and 2010, are based on estimated federal and state taxable income (loss) using the applicable statutory rates. The current and deferred federal and state income tax provision / (benefit) for continuing operations for the fiscal years ended March 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010

Provision/(Benefit)
Current:
Federal	$(87.6)	$(57.6)	$(46.5)
State	(6.7)	(4.6)	(4.0)

	(94.3)	(62.2)	(50.5)

Deferred:
Federal	27.6	(0.5)	(57.3)
State	2.1	0.0	(4.4)

	29.7	(0.5)	(61.7)

	(64.6)	(62.7)	(112.2)
Increase in valuation allowance	74.6	70.5	88.3

Tax provision/(benefit)	$10.0	$7.8	$(23.9)

The reasons for the differences between the provision / (benefit) for income taxes for continuing operations and the expected federal income taxes at the U.S. statutory rate are as follows:

	2012	2011	2010
Expected income tax benefit	$(30.8)	$(86.3)	$(108.3)
State income taxes, net of federal income tax benefit	(2.9)	(3.2)	(5.5)
Business credits	0.0	0.0	(0.1)
Domestic manufacturer deduction adjustment for loss carry back	0.0	0.0	0.5
Adjustment to unrecognized tax benefits reserve	(0.8)	(5.9)	1.4
Non taxable (gain) loss on warrants	(30.7)	7.0	0.0
Non deductible share based payment expense	0.0	0.9	1.2
Non deductible debt extinguishment charges	0.0	18.7	0.0
Adjustment to operating loss deferred tax asset	0.0	5.6	0.0
Other	0.6	0.5	(1.4)

	(64.6)	(62.7)	(112.2)
Change in valuation allowance	74.6	70.5	88.3

Provision for income tax expense (benefit)	$10.0	$7.8	$(23.9)

As of March 31, 2012 and 2011, the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts were as follows:

	2012		2011
	Current	Non- Current	Current	Non- Current
Gross Deferred Tax Assets:
Revenue related accrued expenses	$2.1	$0.0	$18.2	$0.0
Accrued compensation	0.5	0.0	3.1	0.0
Intangible assets	0.0	57.9	0.0	58.6
Stock-based compensation	0.5	0.0	0.5
Payroll tax liability	0.0	0.0	0.2	0.0
Litigation and governmental inquiries liability	1.3	8.7	3.5	7.3
Interest expense	0.0	0.0	2.7	0.0
Auction rate securities	0.0	0.0	0.0	2.6
Property and equipment	0.0	6.1	0.0	0.0
Operating losses	0.0	228.8	0.0	136.5
Credit carry forwards	0.0	10.1	0.0	9.7
Other	0.9	0.1	1.8	0.1

	$5.3	$311.7	30.0	$214.8

Gross Deferred Tax Liabilities:
Property and equipment	$0.0	$(0.0)	$0.0	$(0.1)
Intangible assets	$0.0	$(0.0)	0.0	(2.0)
Convertible notes interest	0.0	(68.8)	$0.0	(57.9)
Prepaid insurance	(0.6)	(0.8)	(1.1)	0.0
Other	0.0	(0.1)	0.0	(0.5)

	(0.6)	(69.7)	(1.1)	(60.5)
Valuation allowance	(5.3)	(310.4)	(29.4)	(211.7)

Net deferred tax liability	$(0.6)	$(68.4)	(0.5)	$(57.4)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all significant available positive and negative evidence, including the existence of losses in recent years, the timing of deferred tax liability reversals, projected future taxable income, taxable income in carry back years, and tax planning strategies to assess the need for a valuation allowance. Based upon the level of current taxable loss, projections for future taxable income over the periods in which the temporary differences are deductible, the taxable income in available carry back years and tax planning strategies, management believes it is not more likely than not the Company will realize the benefits of these deductible differences. The operating losses for the years ended March 31, 2009, 2010, and 2011 resulted in operating loss carry forwards. The operating loss for the year ended March 31, 2012 will also be carried forward. The Company established an additional valuation allowance of $74.6 for the current year. This was charged to income tax expense for year ended March 31, 2012.

The Company has Federal loss carry forwards of approximately $632.3 and state loss carry forwards of approximately $728.8 at March 31, 2012. The Company also has tax credit carry forwards for alternative minimum tax, research credit, and foreign tax credit of $10.1 as of March 31, 2012. The loss carry forwards begin to expire in the fiscal year ending 2029. The alternative minimum tax credits have no expiration date. The research credit and foreign tax credit begin to expire in the fiscal year ending 2026 and 2017, respectively.

At March 31, 2012, the Company had $0.3 of gross unrecognized tax benefit reserves, all of which represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

A roll forward of the unrecognized tax benefit reserves for fiscal years 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Balance at beginning of year	$1.2	$6.9	$5.2
Increase in unrecognized tax benefits resulting from tax positions taken during current period	0.0	0.0	0.0
Increase in unrecognized tax benefits resulting from tax positions taken in prior periods	0.2	0.0	2.4
Reduction to unrecognized tax benefits as a result of settlement with taxing authorities	0.0	(4.9)	(0.1)

Reduction to unrecognized tax benefits as a result of the lapse of the applicable statute of limitations	(1.1)	(0.8)	(0.6)

Balance at end of year	$0.3	$1.2	$6.9

The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense. At April 1, 2011, the Company had accrued $0.3 for interest and penalties. During fiscal year 2012, the Company accrued an additional $0.1 of interest and penalties and released $0.3 of interest and penalties as a result of the expiration of the statute of limitations. As of March 31, 2012, the accrual for interest and penalties was $0.1.

It is anticipated the Company will recognize approximately $0.1 of unrecognized tax benefits within the next 12 months as a result of the expected expiration of the relevant statute of limitations.

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

The Company is subject to taxation in the U.S. and various states and is subject to examination by those authorities. The Company’s federal statute of limitations has expired for fiscal years prior to 2009 and the relevant state statutes vary. The most recent tax period examined by the Internal Revenue Service was for the year ended March 31, 2010.

17.	Stock-Based Compensation

In September 2011, the Company’s shareholders approved the Company’s 2011 Long-Term Incentive Stock Plan (the “2011 LTIP”), which allowed for the issuance of up to 4.0 million shares of Class A Common Stock. Under the Company’s 2011 LTIP, options to acquire shares of common stock have been made available for grant to all employees. Each option granted has an exercise price of not less than 100% of the market value of the common stock on the date of grant. The contractual life of each option is generally ten years and the options generally vest at 33% on the first and second anniversary of the grant date and at 34% on the third anniversary of the grant date.

In August 2002, the Company’s shareholders approved the Company’s 2001 Incentive Stock Option Plan (the “2001 Plan”), which allowed for the issuance of up to 3.0 million shares of Class A Common Stock and 1.5 million shares of Class B Common Stock. In September 2008, shareholders approved an amendment to the 2001 Plan to increase by 3.0 million the number of shares of Class A Common Stock available for issuance under the 2001 Plan. Under the Company’s stock option plan, options to acquire shares of common stock have been made available for grant to all employees. Each option granted has an exercise price of not less than 100% of the market value of the common stock on the date of grant. The contractual life of each option is generally ten years and the options generally vest at the rate of 10% per year from the date of grant.

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

The Company recognized stock-based compensation of $1.1 and related tax benefits of $0.1, prior to the consideration of a valuation allowance, for fiscal year 2012 and stock-based compensation of $3.0 and $3.8, respectively, and related tax benefits of $0.1 and $0.2, respectively, for the fiscal years ended March 31, 2011 and 2010, prior to the consideration of a valuation allowance.

Cash received as deposits for option exercises was $0.1, $0.0 and $0.0 for fiscal years ended March 31, 2012, 2011 and 2010, respectively. All employees were subject to a blackout period during fiscal 2010 and 2011 and could not exercise any options. There was no actual tax benefit realized for tax deductions from option exercises for the fiscal years ended March 31, 2012, 2011 and 2010, due to the valuation allowance on the Company’s deferred tax assets.

The following weighted average assumptions were used to value stock options granted during the fiscal years ended March 31, 2012, 2011 and 2010:

	Years ended March 31,
	2012	2011	2010
Dividend yield	None	None	None
Expected volatility	153%	106%	99%
Risk-free interest rate	0.70%	1.95%	2.50%
Expected term	4.1 years	6.4 years	5.9 years
Weighted average fair value per share at grant date	$1.41	$1.49	$2.33

A summary of the changes in the Company’s stock option plan for the fiscal years ended March 31, 2012, 2011 and 2010 consisted of the following:

		Weighted Average
	Shares (in millions)	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, March 31, 2009	4.2	12.49
Options granted	1.3	2.94
Options exercised	(0.1)	9.75
Options canceled	(1.1)	13.00

Balance, March 31, 2010	4.3	9.59
Options granted	1.6	1.79
Options exercised	0.0	12.50
Options canceled	(2.7)	8.95

Balance, March 31, 2011	3.2	6.05
Options granted	1.1	1.61
Options exercised	(0.1)	2.20
Options canceled	(1.5)	6.31

Balance, March 31, 2012	2.7	$4.12	8.1	$1.7

Expected to vest at March 31, 2012	2.0	$4.12	8.1	$1.3
Options exercisable at March 31, 2012	0.9	$6.69	6.5	$0.2

As of March 31, 2012, the Company had $3.5 of total unrecognized compensation expense related to stock option grants, which will be recognized over the remaining weighted average period of 1.8 years.

18.	Employee Benefits

Profit Sharing Plan

The Company has a qualified trustee profit sharing plan (the “Plan”) covering substantially all non-union employees. At the discretion of senior management, it was determined that the Company would not make a contribution to the Plan for the fiscal years ended March 31, 2012, 2011 and 2010. The Plan includes features as described under Section 401(k) of the Internal Revenue Code.

The Company’s contributions to the 401(k) investment funds are 50% of the first 7% of the salary contributed by each participant. Contributions of $0.3, $0.3 and $0.6 were made to the 401(k) investment funds for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

Effective October 8, 2010, the Company temporarily suspended the match of participants’ contributions to the 401(k) investment funds and resumed contribution on July 21, 2011.

Health and Medical Insurance Plan

The Company contributes to health and medical insurance programs for its employees. The Company self-insures the first $0.15 of each employee’s covered medical claims. In fiscal year 2005, the Company established a Voluntary Employees’ Beneficiary Association (“VEBA”) for its non-union employees to fund payments made by the Company for covered medical claims. Total health and medical insurance expense for the non-union program was $2.4, $4.2 and $9.6 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

19.	Related Party Transactions

The Company previously leased certain real property from a partnership affiliated with the former Chairman and CEO and a current director of the Company. Lease payments made for this property were $0.2, $0.3 and $0.3 for the fiscal years ended March 31, 2012, 2011 and 2010. The Company terminated the lease on December 31, 2011.

20.	Equity Transactions

As of March 31, 2012 and 2011, the Company had 40,000 shares of 7% Cumulative Convertible Preferred Stock (par value $.01 per share) outstanding at a stated value of $25 per share. The preferred stock is non-voting with dividends payable quarterly. The preferred stock is redeemable at the Company’s option at its stated value. Each share of preferred stock is convertible at the holder’s option into Class A Common Stock at a conversion price of $2.96 per share. The preferred stock has a liquidation preference of $25 per share plus all accrued but unpaid dividends prior to any liquidation distributions to holders of Class A or Class B Common Stock. No dividends may be paid on Class A or Class B Common Stock unless all dividends on the Cumulative Convertible Preferred Stock have been declared and paid. There were no undeclared and accrued cumulative preferred dividends at March 31, 2012 and 2011.

The Company has reserved 750,000 shares of Class A Common Stock for issuance under KV’s 2002 Consultants Plan. These shares may be issued from time to time in consideration for consulting and other services provided to the Company by independent consultants. Since inception of this plan, the Company has issued 47,732 Class A shares as payment for certain milestones under product development agreements. Related compensation was recorded equal to the price of the issued shares. The Consultants Plan expired on January 2, 2012.

Holders of Class A Common Stock are entitled to receive dividends per share equal to 120% of the dividends per share paid on the Class B Common Stock and have one-twentieth vote per share as Class B Common Stock in the election of directors and on certain other matters.

Private Placement of Class A Common Stock

On February 17, 2011, the Company closed on an offering with a group of institutional investors to raise approximately $32.3 of gross proceeds from a private placement of 9.95 million shares of its Class A Common Stock at $3.25 per share. The Company used $20.0 of the proceeds from the financing to repay certain outstanding amounts and other outstanding obligations under its credit agreement with U.S. Healthcare. The remaining amount was used for the launch of Makena®, payment of expenses associated with the transaction and general corporate purposes.

21.	Earnings (Loss) Per Share

The following table sets forth the computation of basic loss per share:

	2012		2011		2010
	Class A	Class B	Class A	Class B	Class A	Class B

Basic earnings (loss) per share:
Numerator:
Allocation of undistributed loss from continuing operations	$(79.8)	$(18.2)	$(195.0)	$(60.9)	$(214.9)	$(68.7)
Allocation of undistributed earnings (loss) from discontinued operations	3.3	0.8	(21.8)	(6.8)	(7.0)	(2.2)
Allocation of undistributed gain (loss) on sale of discontinued operations	(6.8)	(1.6)	9.8	3.0	7.0	2.2

Allocation of undistributed loss	$(83.3)	$(19.0)	$(207.0)	$(64.7)	$(214.9)	$(68.7)

Denominator (in millions):
Weighted average shares outstanding	48.8	11.2	39.1	12.2	37.8	12.1

Number of shares used in per share computations	48.8	11.2	39.1	12.2	37.8	12.1

Basic loss per share from continuing operations	$(1.64)	$(1.64)	$(4.99)	$(4.99)	$(5.69)	$(5.69)
Basic earnings (loss) per share from discontinued operations	0.07	0.07	(0.56)	(0.56)	(0.18)	(0.18)
Basic earnings (loss) per share from gain on sale of discontinued operations	(0.14)	(0.14)	0.25	0.25	0.18	0.18

Basic loss per share	$(1.71)	$(1.71)	$(5.30)	$(5.30)	$(5.69)	$(5.69)

Diluted earnings (loss) per share:
Numerator:
Allocation of undistributed loss from continuing operations	$(79.8)	$(18.2)	$(195.0)	$(60.9)	$(214.9)	$(68.7)
Reallocation of undistributed loss from continuing operations as a result of conversion of Class B to Class A shares	(18.2)	0.0	(60.9)	0.0	(68.7)	0.0

Allocation of undistributed loss from continuing operations for diluted computation	(98.0)	(18.2)	(255.9)	(60.9)	(283.6)	(68.7)

Allocation of undistributed earnings (loss) from discontinued operations	3.3	0.8	(21.8)	(6.8)	(7.0)	(2.2)
Reallocation of undistributed earnings (loss) from discontinued operations as a result of conversion of Class B to Class A shares	0.8	0.0	(6.8)	0.0	(2.2)	0.0

Allocation of undistributed earnings (loss) from discontinued operations for diluted computation	4.1	0.8	(28.6)	(6.8)	(9.2)	(2.2)

Allocation of undistributed gain (loss) on sale of discontinued operations	(6.8)	(1.6)	9.8	3.0	7.0	2.2
Reallocation of undistributed gain (loss) on sale of discontinued operations as a result of conversion of Class B to Class A shares	(1.6)	0.0	3.0	0.0	2.2	0.0

Allocation of undistributed gain (loss) on sale of discontinued operations for diluted computation	(8.4)	(1.6)	12.8	3.0	9.2	2.2

Allocation of undistributed loss	$(102.3)	$(19.0)	$(271.7)	$(64.7)	$(283.6)	$(68.7)

Denominator (in millions):
Number of shares used in basic computation	48.8	11.2	39.1	12.2	37.8	12.1
Weighted average effect of dilutive securities:
Conversion of Class B to Class A shares	11.2	0.0	12.2	0.0	12.1	0.0

Number of shares used in per share computations from continuing operations	60.0	11.2	51.3	12.2	49.9	12.1

Number of shares used in per share computations from discontinuing operations	60.0	11.2	51.3	12.2	49.9	12.1

Diluted loss per share from continuing operations	$(1.64)	$(1.64)	$(4.99)	$(4.99)	$(5.69)	$(5.69)
Diluted earnings (loss) per share from discontinued operations	0.07	0.07	(0.56)	(0.56)	(0.18)	(0.18)
Diluted earnings (loss) per share from gain on sale of discontinued operations	(0.14)	(0.14)	0.25	0.25	0.18	0.18

Diluted loss per share (1)	$(1.71)	$(1.71)	$(5.30)	$(5.30)	$(5.69)	$(5.69)

(1)	For fiscal year 2012, the exercise of 1,607 employee stock options, 338 shares of Class A Common Stock issuable upon conversion of preferred shares, the exercise of 20,038 warrants and 8,692 shares of Class A Common Stock issuable upon conversion of our convertible notes, were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive. For fiscal year 2011, the exercise of 1,267 employee stock options, 338 shares of Class A Common Stock issuable upon conversion of preferred shares, the exercise of 20,038 warrants and 8,692 shares of Class A Common Stock issuable upon conversion of our convertible notes, were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive. For fiscal year 2010, the exercise of 1,304 employee stock options, 338 shares of Class A Common Stock issuable upon conversion of preferred shares, and 8,692 of Class A Common Stock issuable upon conversion of our convertible notes, were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.

22.	Divestitures

Sale of generic equivalent version of GlaxoSmithKline’s Duac® gel

During fiscal year 2010, we completed the sale to Perrigo Company of our Paragraph IV ANDA for a generic equivalent version of GlaxoSmithKline’s Duac® gel. Under the terms of the transaction, we received $14.0 from Perrigo Company at closing. In May 2012, we received an additional $2.0 as a milestone payment upon the completion of a successful technical transfer which will be recorded in discontinued operations.

Sale of Sucralfate ANDA

On May 7, 2010, the Company received $11.0 in cash proceeds from the sale of certain intellectual property and other assets related to the Company’s ANDA, submitted with the FDA for the approval to engage in the commercial manufacture and sale of 1gm/10mL sucralfate suspension. All prior activities related to the intellectual property were expensed as incurred and the Company has no future involvement with the product resulting in a recognized gain of $11.0 which is included in discontinued operations.

Sale of PDI

In consideration for the June 2010 sale of PDI, the Purchaser (1) paid to the Company on the Closing Date $24.6 in cash, subject to certain operating working capital adjustments, and (2) assumed certain liabilities, including certain contracts. The Company incurred fees of $0.6 in connection with the transaction. The purchaser deposited $2.0 of the purchase price in an escrow arrangement for post-closing indemnification purposes, which the Company has recorded as other assets and deferred income until all post-closing matters are resolved. At March 31, 2012, the balance was $1.8. Any uncontested amounts that remain in the escrow account will be paid to the Company. In addition, the purchaser also agreed to pay to the Company four contingent earn-out payments in a total aggregate amount up to, but not to exceed, $5.5 based on annual EBITDA measurements of the sold business over the four years following the sale. The Company does not believe that the threshold has been met for the earn-out through March 31, 2012.

The Company recorded a gain on sale of $5.9, net of tax, in connection with the PDI transaction in the quarter ended June 30, 2010. Operating results of PDI for the period from April 1, 2010 to March 31, 2011 included $2.7 of revenues and $2.2 of net income. The Company realized a $3.5 gain in the second quarter of fiscal year 2011 from insurance proceeds received related to a 2009 fire at a PDI facility, which was classified as a gain within selling and administrative expenses.

The tables below reflect the operating results of PDI for the fiscal years ended March 31, 2011 and 2010.

	Year Ended March 31,
	2011	2010
Net revenues	$2.7	$16.8
Cost of sales	2.5	12.7

Gross profit	0.2	4.1

Operating expenses:
Selling and administrative	(3.3)	(4.5)

Total operating expenses	(3.3)	(4.5)

Operating income	3.5	8.6
Income tax	1.3	3.1

Net income	$2.2	$5.5

Gain on sale of assets (net taxes of $3.4 and $—)	$5.9	$—

Sale of Generics Business

In June 2011, the Company entered into an Asset Purchase Agreement pursuant to which the Company, K-V Generic and DrugTech agreed to sell substantially all of the assets of K-V Generic and the Company’s generic products business (the “Divested Assets”) to the buyer. The sale was completed in August 2011.

The Divested Assets, as more fully described in the Asset Purchase Agreement, consisted of: (i) all rights, title and interest in and to the Company’s Micro-K® 8 mEq and 10 mEq products and the Company’s generic products, including the Company’s Potassium Chloride Extended Release Capsule products; (ii) the New Drug Applications and Abbreviated New Drug Applications related to the products; (iii) certain real property and real property leases associated with K-V Generic and the Company’s generics products business; (iv) manufacturing and other equipment associated with K-V Generic and the Company’s generics products business; (v) contracts, marketing materials and books and records associated with K-V Generic and the Company’s generics products business; (vi) the raw materials, work-in-process and finished products inventories associated with K-V Generic and the Company’s generics product business as of the closing of the transaction; (vii) the Company’s accounts receivable and prepaid expenses associated with K-V Generic and the Company’s generics products business; and (viii) certain intellectual property associated with K-V Generic and the Company’s generics products business, including the trade name “Nesher.”

In consideration for the Divested Assets, the buyer paid cash of $60.5, subject to possible adjustment based upon the operating working capital of the business at the closing date, and agreed to assume certain liabilities of the Company’s generics business. At the closing of the transaction, the Buyer deposited $7.5 of the purchase price in an escrow account for post-closing indemnification purposes, which the Company has recorded as restricted cash and deferred income until certain post-closing matters are resolved.

The table below reflects the operating results of our generics business for the years ended March 31, 2012, 2011 and 2010, respectively, and net assets held for sale at March 31, 2011.

	Year Ended March 31,
	2012	2011	2010
Net revenues	$13.2	$8.7	$143.2
Cost of sales	8.6	31.4	98.3

Gross profit (loss)	4.6	(22.7)	44.9

Operating expenses:
Selling and administrative	0.5	3.8	18.5
Restructuring and impairment charges	0.0	10.0	46.2

Total operating expenses	0.5	13.8	64.7

Operating income (loss)	4.1	(36.5)	(19.8)
Income tax	0.0	(8.7)	(7.2)

Net loss (gain)	$4.1	$(27.8)	$(12.6)

Gain (loss) on sale of assets (net taxes of $0.0, $4.0 and $5.3)	$(8.1)	$6.9	$9.2

March 31, 2011
Receivables, net	$2.9
Inventories, net	6.1

Total current assets held for sale	9.0
Property and equipment, less accumulated depreciation	30.2
Intangible assets	14.6

Total assets held for sale	$53.8

Accounts payable and accrued expenses	$2.5

Total liabilities associated with assets held for sale	$2.5

The Company sold its sole foreign operating entity in September 2011. The sale was not material.

23.	Warrant Liability

The Company issued Warrants to U.S. Healthcare in November 2010 and March 2011 to purchase an aggregate of up to 20.1 million shares of Class A Common Stock at an exercise price of $1.62 per share. The $87.6 decrease in the value of the Warrants and the $20.2 increase in the value of the warrants for the years ended March 31, 2012 and 2011, respectively, resulted primarily from a change in the Company’s stock price and is reflected in other expense (income) as a change in warrant liabilities in our consolidated statements of operations.

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

The fair value of the Warrants at indicated dates was estimated using the following assumptions:

	March 31, 2012 Revaluation	March 31, 2011 Revaluation	March 2011 Issuance	November 2010 Issuance
Number of Warrants	20,038,410	20,038,410	7,450,899	12,587,511
Aggregate fair value	$21.0	$108.6	$66.1	$22.4
Risk free discount rate	0.91%	2.15%	2.20%	1.50%
Volatility rate	148.00%	99.00%	99.00%	99.00%
Dividend rate	0.00%	0.00%	0.00%	0.00%
Contractual life (years)	3.7	4.6	4.7	5.0
Fundamental transaction probability	25%	10%	10%	10%

24.	Quarterly Financial Results (unaudited)

The following tables set forth selected unaudited consolidated quarterly financial information for the fiscal years ended March 31, 2012 and 2011.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Year Ended March 31, 2012
Net revenues (a)	$6.0	$4.5	$5.1	$7.6	$23.2
Gross profit	5.2	3.6	4.9	7.2	20.9
Income (loss) from continuing operations (b)	21.5	(46.8)	(37.8)	(34.9)	(98.0)
Income from discontinued operations (c)	1.4	0.8	0.0	1.9	4.1
Loss (gain) on sale of discontinued operations (c)	0.0	(8.8)	0.0	0.4	(8.4)
Net income (loss) (b)(c)	22.9	(54.8)	(37.8)	(32.6)	(102.3)
Earnings (loss) per share from continuing operations:
Basic—Class A and B common	0.36	(0.78)	(0.63)	(0.58)	(1.64)
Diluted—Class A and B common	0.26	(0.78)	(0.63)	(0.58)	(1.64)
Earnings per share from discontinued operations:
Basic and diluted—Class A and B common	0.02	0.01	0.0	0.03	0.07
Earnings (loss) per share from sale of discontinued operations:
Basic and diluted—Class A and B common	0.0	(0.15)	0.0	0.01	(0.14)
Earnings (loss) per share:
Basic—Class A and B common	0.38	(0.92)	(0.63)	(0.54)	(1.71)
Diluted—Class A and B common	0.28	(0.92)	(0.63)	(0.54)	(1.71)

(a)	Net revenues in fiscal year 2012 included approximately $11.8 of net revenue resulting from sales of Makena®.
(b)	The net loss in year ended March 31, 2012 includes $87.6 of income related to the decrease in the value of the Warrants resulting primarily from a change in the Company’s stock price.
(c)	The Company sold PDI, generic operations and its sole foreign entity and is reflected as discontinued operations for all periods presented. During fiscal year 2012, the Company sold K-V Generic in August 2011 and recorded a loss on sale of $8.1, net of tax, and a $0.3 loss in sale of other non-material businesses.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Year Ended March 31, 2011
Net revenues(a)	$4.0	$3.0	$3.5	$16.8	$27.3
Gross profit	3.2	2.6	3.1	17.3	26.2
Loss from continuing operations(b)	(38.3)	(30.4)	(41.4)	(145.8)	(255.9)
Loss from discontinued operations(c)	(9.1)	(4.1)	(6.4)	(9.0)	(28.6)
Gain on sale of discontinued operations(c)	12.8	0.0	0.0	0.0	12.8
Net loss (b)(c)	(34.6)	(34.5)	(47.8)	(154.8)	(271.7)
Loss per share from continuing operations:
Basic and diluted—Class A and B common	(0.77)	(0.61)	(0.83)	(2.63)	(4.99)
Loss per share from discontinued operations:
Basic and diluted—Class A and B common	(0.18)	(0.08)	(0.13)	(0.16)	(0.56)
Earnings per share from gain on sale of discontinued operations:
Basic and diluted—Class A and B common	0.26	0.0	0.0	0.0	0.25
Loss per share:
Basic and diluted—Class A and B common	(0.69)	(0.69)	(0.96)	(2.79)	(5.30)

(a)	Net revenues in the fourth quarter of fiscal year 2011 included approximately $13.7 of net revenue resulting from sales of Makena®.
(b)	The loss from continuing operations and net loss in year ended March 31, 2011 included a loss on extinguishment of debt of $112.7 in connection with extinguishing the Bridge Loan in November 2010 and March 2011 and a $20.2 non-cash loss related to the change in Warrant liability.

(c)	The Company sold PDI on June 2, 2010 and recognized a gain of $5.9, net of tax. On May 7, 2010, the Company recognized gain of $6.9, net of tax, from the sale of certain intellectual property and other assets related to the Company’s ANDA.

25.	Condensed Consolidating Financial Information

On March 17, 2011, the Company completed the offering and sale of the 2015 Notes. The 2015 Notes were offered only to accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended. The 2015 Notes are guaranteed by certain of the Company’s wholly-owned subsidiaries, DrugTech Corporation, FP1096, Inc., K-V Discovery Solutions, Inc. (formerly known as Nesher Discovery Solutions, Inc.) K-V Pharmaceuticals, Inc. (formerly known as Nesher Pharmaceuticals, Inc.), K-V Solutions USA, Inc. (formerly known as Nesher Solutions USA, Inc.), Ther-Rx Corporation and Zeratech Technologics USA, Inc. (collectively, the “Guarantor Subsidiaries”). Ethex Corporation (dissolved December 2010), Particle Dynamics, Inc. (sold in June 2010), and MECW, LLC are Non-Guarantor Subsidiaries.

In connection with the issuance and sale of the 2015 Notes, the Company and the Guarantor Subsidiaries were required to file an exchange offer registration statement with the SEC with respect to an offer to exchange the 2015 Notes for substantially identical notes that are registered under the Securities Act (the “Exchanged Notes”). The exchange was completed in September 2011. Each of the Guarantor Subsidiaries has issued full, unconditional and joint and several guarantees for the 2015 Notes and will similarly guarantee the Exchanged Notes.

The rules of the SEC require that condensed consolidating financial information be provided when certain, but not all, of a registrant’s wholly-owned subsidiaries guarantee the registrant’s public debt on a full, unconditional, joint and several basis. The Company is, therefore, presenting condensed consolidating balance sheets as of March 31, 2012 and 2011, and condensed consolidating statements of operations and cash flows for each of the three years in the period ended March 31, 2012 which reflects the consolidation of the registrant company, the combined Guarantor Subsidiaries, and the combined Non-Guarantor Subsidiaries. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements. The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had the registrant or the Guarantor Subsidiaries operated as independent entities.

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

KV Pharmaceutical Company

Condensed Consolidating Balance Sheets

	March 31, 2012
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$50.6	$0.1	$0.0	$0.0	$50.7
Restricted cash	7.5	0.0	0.0	0.0	7.5
Intercompany receivables	5.4	322.8	1,215.4	(1,543.6)	0.0
Inventories, net	1.1	0.6	0.0	0.0	1.7
Receivables, net, and other current assets	5.4	7.7	(0.1)	0.0	13.0
Current assets held for sale	31.4	0.0	0.0	0.0	31.4

Total current assets	101.4	331.2	1,215.3	(1,543.6)	104.3

Property and equipment, less accumulated depreciation	2.2	0.1	0.0	0.0	2.3
Investment in subsidiaries	1,415.1	0.0	0.0	(1,415.1)	0.0
Intangible assets, net	0.8	130.6	0.0	(0.8)	130.6
Other assets	16.0	0.2	0.0	0.0	16.2

Total Assets	$1,535.5	$462.1	$1,215.3	$(2,959.5)	$253.4

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current maturities of long-term debt	$30.6	$0.0	$0.0	$0.0	$30.6
Intercompany payable	1,306.3	237.3	0.0	(1,543.6)	0.0
Accounts payable and other current liabilities	116.6	15.7	9.1	0.0	141.4

Total current liabilities	1,453.5	253.0	9.1	(1,543.6)	172.0

Long-term debt, less current maturities	419.7	0.0	0.0	0.0	419.7
Warrant liability	21.0	0.0	0.0	0.0	21.0
Deferred tax liability	68.4	0.0	0.0	0.0	68.4
Other Long-term liabilities	52.8	0.2	0.0	0.0	53.0
Shareholders’ deficit	(479.9)	208.9	1,206.2	(1,415.9)	(480.7)

Total Liabilities and Shareholders’ Deficit	$1,535.5	$462.1	$1,215.3	$(2,959.5)	$253.4

	March 31, 2011
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$137.4	$0.2	$0.0	$0.0	$137.6
Restricted cash	34.5	0.0	0.0	0.0	34.5
Investment securities	57.2	0.0	0.0	0.0	57.2
Intercompany receivables	0.0	322.1	1,233.1	(1,555.2)	0.0
Inventories, net	0.2	0.8	0.0	0.0	1.0
Receivables, net, and other current assets	10.9	36.3	0.0	0.0	47.2
Current assets held for sale	67.5	2.9	0.0	0.0	70.4

Total current assets	307.7	362.3	1,233.1	(1,555.2)	347.9

Property and equipment, less accumulated depreciation	6.1	0.1	0.0	0.0	6.2
Investment in subsidiaries	1,441.8	0.0	0.0	(1,441.8)	0.0
Intangible assets, net	0.0	150.7	0.0	0.0	150.7
Other assets	14.9	0.2	0.0	0.0	15.1
Non current assets held for sale	30.3	14.5	0.0	0.0	44.8

Total Assets	$1,800.8	$527.8	$1,233.1	$(2,997.0)	$564.7

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current maturities of long-term debt	$85.4	$0.0	$0.0	$0.0	$85.4
Intercompany payable	1,311.5	243.7	0.0	(1,555.2)	0.0
Accounts payable and other current liabilities	102.2	46.2	26.7	0.0	175.1
Current liabilities associated with assets held for sale	0.0	0.0	2.5	0.0	2.5

Total current liabilities	1,499.1	289.9	29.2	(1,555.2)	263.0

Long-term debt, less current maturities	418.3	0.0	0.0	0.0	418.3
Warrant liability	108.6	0.0	0.0	0.0	108.6
Deferred tax liability	57.4	0.0	0.0	0.0	57.4
Other long-term liabilities	95.2	0.0	0.0	0.0	95.2
Shareholders’ deficit	(377.8)	237.9	1,203.9	(1,441.8)	(377.8)

Total Liabilities and Shareholders’ Deficit	$1,800.8	$527.8	$1,233.1	$(2,997.0)	$564.7

Condensed Consolidating Statements of Operations

	Year Ended March 31, 2012
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$0.0	$22.1	$1.1	$0.0	$23.2
Cost of sales	0.5	1.9	(0.1)	0.0	2.3

Gross profit (loss)	(0.5)	20.2	1.2	0.0	20.9

Research and development	16.1	0.0	0.0	0.0	16.1
Selling and administrative	49.7	64.6	0.1	0.0	114.4
Restructuring and impairment charges	31.6	0.0	0.0	0.0	31.6
Gain on sale of assets	(0.1)	0.0	0.0	0.0	(0.1)
Litigation and governmental inquiries, net	0.1	0.0	0.0	0.0	0.1

Operating expenses	97.4	64.6	0.1	0.0	162.1

Operating income (loss)	(97.9)	(44.4)	1.1	0.0	(141.2)

Change in warrant liability	(87.6)	0.0	0.0	0.0	(87.6)
Interest expense	38.3	0.0	0.9	0.0	39.2
Interest and other income	(4.8)	0.0	0.0	0.0	(4.8)

Total other income (expense)	(54.1)	0.0	0.9	0.0	(53.2)

Income (loss) from continuing operations before income taxes	(43.8)	(44.4)	0.2	0.0	(88.0)
Income tax provision	10.0	0.0	0.0	0.0	10.0

Income (loss) from continuing operations	(53.8)	(44.4)	0.2	0.0	(98.0)

Equity in loss of subsidiaries	(42.2)	0.0	0.0	42.2	0.0

Net income from discontinued operations, net of tax	2.1	0.0	2.0	0.0	4.1
Loss on sale of discontinued operations, net of tax	(8.4)	0.0	0.0	0.0	(8.4)

Net income (loss)	$(102.3)	$(44.4)	$2.2	$42.2	$(102.3)

	Year ended March 31, 2011
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$0.0	$27.3	$0.0	$0.0	$27.3
Cost of sales	(0.5)	1.6	0.0	0.0	1.1

Gross profit	0.5	25.7	0.0	0.0	26.2

Research and development	19.1	0.0	0.0	0.0	19.1
Selling and administrative	59.0	42.0	0.0	0.0	101.0
Restructuring and impairment charges	0.1	0.0	0.0	0.0	0.1
Litigation and government inquiries, net	7.4	0.0	0.0	0.0	7.4
Gains on sale of assets	0.1	0.0	0.0	0.0	0.1

Operating expenses	85.7	42.0	0.0	0.0	127.7

Operating loss	(85.2)	(16.3)	0.0	0.0	(101.5)

Loss on extinguishment of debt	112.7	0.0	0.0	0.0	112.7
Change in warrant liability	20.2	0.0	0.0	0.0	20.2
Interest expense	15.4	0.0	0.3	0.0	15.7
Interest and other (income) expense	(5.3)	3.3	0.0	0.0	(2.0)

Total other expense	143.0	3.3	0.3	0.0	146.6

Loss from continuing operations before income taxes	(228.2)	(19.6)	(0.3)	0.0	(248.1)
Income tax provision	7.8	0.0	0.0	0.0	7.8

Loss from continuing operations	(236.0)	(19.6)	(0.3)	0.0	(255.9)

Equity in loss of subsidiaries	(42.6)	0.0	0.0	42.6	0.0
Net income (loss) from discontinued operations, net of tax	0.0	(29.8)	1.2	0.0	(28.6)
Gain on sale of discontinued operations, net of tax	6.9	0.0	5.9	0.0	12.8

Net income (loss)	$(271.7)	$(49.4)	$6.8	$42.6	$(271.7)

	Year ended March 31, 2010
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$0.0	$9.1	$0.0	$0.0	$9.1
Cost of sales	(0.4)	2.0	0.0	0.0	1.6

Gross profit	0.4	7.1	0.0	0.0	7.5

Research and development	27.1	0.0	0.0	0.0	27.1
Selling and administrative	72.8	38.9	0.0	0.0	111.7
Restructuring	3.2	0.0	0.0	0.0	3.2
Purchased in-process research and development	70.0	0.0	0.0	0.0	70.0
Litigation and governmental inquiries, net	15.0	0.0	0.0	0.0	15.0
Impairment of long-lived assets	6.8	79.0	0.0	0.0	85.8

Operating expenses	194.9	117.9	0.0	0.0	312.8

Operating loss	(194.5)	(110.8)	0.0	0.0	(305.3)

Interest expense	7.4	0.2	0.4	0.0	8.0
Interest and other income	(5.8)	0.0	0.0	0.0	(5.8)

Total other expense	1.6	0.2	0.4	0.0	2.2

Loss from continuing operations before income taxes	(196.1)	(111.0)	(0.4)	0.0	(307.5)
Income tax benefit	(22.7)	0.0	(1.2)	0.0	(23.9)

(Loss) income from continuing operations	(173.4)	(111.0)	0.8	0.0	(283.6)

Equity in income (loss) of subsidiaries	(119.4)	0.0	0.0	119.4	0.0
Net loss from discontinued operations, net of tax	0.0	(2.0)	(7.2)	0.0	(9.2)
Gain on sale of discontinued operations, net of tax	9.2	0.0	0.0		9.2

Net income (loss)	$(283.6)	$(113.0)	$(6.4)	$119.4	$(283.6)

KV Pharmaceutical Company

Condensed Consolidating Statement of Cashflows

	Year Ended March 31, 2012
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(102.3)	$(44.4)	$2.2	$42.2	$(102.3)
Adjustments to reconcile net income (loss)
Equity in loss of subsidiary	42.2	0.0	0.0	(42.2)	0.0
Depreciation and amortization	23.2	0.0	0.0	0.0	23.2
Loss from sale of assets, net	9.2	0.0	0.0	0.0	9.2
Change in warrant liability	(87.6)	0.0	0.0	0.0	(87.6)
Impairment of assets	31.0	0.0	0.0	0.0	31.0
Other	12.6	0.0	0.0	0.0	12.6
Changes in assets and liabilities
Receivables, excluding intercompany	54.2	(30.8)	0.2	0.0	23.6
Inventory	(2.9)	(0.8)	0.0	0.0	(3.7)
Income taxes	0.4	0.0	0.0	0.0	0.4
Accounts payable and accrued expenses	(126.7)	69.6	(20.1)	0.0	(77.2)
Other assets and liabilities, net	(22.5)	6.3	17.7	0.0	1.5

Net cash used in operating activities	(169.2)	(0.1)	0.0	0.0	(169.3)

Investing activities:
Proceeds from sale of business/assets	53.2	0.0	0.0	0.0	53.2
Other investing activities, net	31.8	0.0	0.0	0.0	31.8

Net cash provided by investing activities	85.0	0.0	0.0	0.0	85.0

Financing Activities
Principal payment on long-term debt	(2.4)	0.0	0.0	0.0	(2.4)

Net cash used in financing activities	(2.4)	0.0	0.0	0.0	(2.4)

Effect of foreign exchange rate changes	(0.2)	0.0	0.0	0.0	(0.2)

Decrease in cash and cash equivalents	$(86.8)	$(0.1)	$0.0	$0.0	$(86.9)

Cash and cash equivalents beginning of year	137.4	0.2	0.0	0.0	137.6

Cash and cash equivalents end of year	$50.6	$0.1	$0.0	$0.0	$50.7

	Year ended March 31, 2011
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(271.7)	$(49.4)	$6.8	$42.6	$(271.7)
Adjustments to reconcile net income (loss)
Equity in loss of subsidiaries	42.6	0.0	0.0	(42.6)	0.0
Depreciation and amortization	20.0	0.0	0.0	0.0	20.0
Gain from sale of assets, net	(20.2)	0.0	0.0	0.0	(20.2)
Change in warrant liability	20.2	0.0	0.0	0.0	20.2
Loss on extinguishment of debt	112.7	0.0	0.0	0.0	112.7
Impairment of assets	11.6	0.0	0.0	0.0	11.6
Other	6.2	7.9	(5.9)	0.0	8.2
Changes in assets and liabilities
Receivables, excluding intercompany	0.0	(36.5)	2.6	0.0	(33.9)
Inventory	(1.0)	(1.0)	0.0	0.0	(2.0)
Income taxes	3.3	0.0	0.0	0.0	3.3
Accounts payable and accrued expenses	(21.9)	29.4	(19.6)	0.0	(12.1)
Other assets and liabilities, net	(51.8)	62.1	(5.9)	0.0	4.4

Net cash provided by (used in) operating activities	(150.0)	12.5	(22.0)	0.0	(159.5)

Investing activities:
Other investing activities, net	(9.3)	(12.5)	22.0	0.0	0.2

Net cash (used in) provided by investing activities	(9.3)	(12.5)	22.0	0.0	0.2

Financing activities:
Principal payment on long-term debt	(83.7)	0.0	0.0	0.0	(83.7)
Proceeds from issuance of debt and warrants	299.1	0.0	0.0	0.0	299.1
Other financing activities, net	20.8	0.0	0.0	0.0	20.8

Net cash provided by financing activities	236.2	0.0	0.0	0.0	236.2

Effect of foreign exchange rate changes	0.0	0.0	0.0	0.0	0.0

Increase in cash and cash equivalents	76.9	0.0	0.0	0.0	76.9

Cash and cash equivalents, beginning of year	60.5	0.2	0.0	0.0	60.7

Cash and cash equivalents, end of year	$137.4	$0.2	$0.0	$0.0	$137.6

	Year ended March 31, 2010
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(283.6)	$(113.0)	$(6.4)	$119.4	$(283.6)
Adjustments to reconcile net income (loss)
Equity in loss of subsidiaries	119.4	0.0	0.0	(119.4)	0.0
Purchase in-process research and development	70.0	0.0	0.0	0.0	70.0
Depreciation and amortization	33.5	0.0	0.0	0.0	33.5
Gain from sale of assets, net	(12.7)	0.0	0.0	0.0	(12.7)
Impairment of assets	49.5	79.0	0.0	0.0	128.5
Other	31.1	12.7	(3.7)	0.0	40.1
Changes in assets and liabilities
Receivables, excluding intercompany	0.2	9.4	9.6	0.0	19.2
Inventory	5.9	4.0	6.9	0.0	16.8
Income taxes	40.6	0.0	0.0	0.0	40.6
Accounts payable and accrued expenses	(29.5)	(20.2)	(14.5)	0.0	(64.2)
Other assets and liabilities, net	(25.9)	27.4	10.2	0.0	11.7

Net cash provided by (used in) operating activities	(1.5)	(0.7)	2.1	0.0	(0.1)

Investing activities:
Purchased in-process research and development	(70.0)	0.0	0.0	0.0	(70.0)
Other investing activities, net	(1.4)	0.0	(2.1)	0.0	(3.5)

Net cash used in investing activities	(71.4)	0.0	(2.1)	0.0	(73.5)

Financing activities:
Principal payment on long-term debt	(2.7)	0.0	0.0	0.0	(2.7)
Proceeds from collateralized obligation	61.8	0.0	0.0	0.0	61.8
Other financing activities, net	(0.9)	0.0	0.0	0.0	(0.9)

Net cash provided by financing activities	58.2	0.0	0.0	0.0	58.2

Effect of foreign exchange rate changes	0.0	0.4	0.0	0.0	0.4

Increase (decrease) in cash and cash equivalents	(14.7)	(0.3)	0.0	0.0	(15.0)

Cash and cash equivalents, beginning of year	75.2	0.5	0.0	0.0	75.7

Cash and cash equivalents, end of year	$60.5	$0.2	$0.0	$0.0	$60.7

26.	Subsequent Event

In June 2012, we entered into a committed equity line financing facility, under which we may sell up to $20.0 of shares of our Class A Common Stock to Commerce Court over a 24-month period subject to a maximum of 11,976,599 shares, including the 200,000 Commitment Shares. The amount and timing of how much we are able to draw are subject to a variety of factors including the trading price and trading volume of our Class A Common Stock, the number of trading days that must lapse between draw requests and a limit on the amount of shares that Commerce Court will own at any given time. Any draws require the unanimous approval of the Company’s board of directors.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

K-V Pharmaceutical Company

Bridgeton, Missouri

We have audited K-V Pharmaceutical Company’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). K-V Pharmaceutical Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, K-V Pharmaceutical Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of K-V Pharmaceutical Company and Subsidiaries as of March 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive loss, shareholders’ deficit, and cash flows for three years in the period ended March 31, 2012 and our report dated June 14, 2012, expressed an unqualified opinion thereon. Our report on the consolidated financial statements contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

/s/ BDO USA, LLP
Chicago, Illinois

June 14, 2012

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We conducted an evaluation under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of our internal control over financial reporting as of March 31, 2012. In conducting this evaluation, our management used the criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Under the supervision and with the participation of our management, including the CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2012, using the COSO in Internal Control—Integrated Framework. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of March 31, 2012.

Our registered public accounting firm, BDO USA, LLP has issued an attestation report on the Company’s internal control over financial reporting that is included in this Report.

(b) Changes in Internal Control

During the quarter ended March 31, 2012, we implemented controls and procedures designed to ensure we:

(a) maintained adequate controls to identify and address risks related to financial reporting, including monitoring controls and controls to ensure remediation of identified deficiencies;

(b) maintained controls over access, changes to and review of our spreadsheets used in the preparation of financial statements;

(c) maintained controls necessary to ensure that information for new and modified agreements was identified and communicated to those responsible for evaluating the accounting implication; and

(d) developed policies and procedures necessary to adequately address the financial reporting risks associated with the application of certain accounting principles and standards.

(c) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the CEO and the CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of March 31, 2012, the end of the period covered by this Annual Report on Form 10-K.

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

Under the framework in Internal Control Integrated Framework, based upon our evaluation as of March 31, 2012, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the report it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the roles and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Item 9B.	Other Information

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCES

The information contained under the caption “INFORMATION CONCERNING NOMINEES AND DIRECTORS CONTINUING IN OFFICE” and “INFORMATION CONCERNING THE BOARD OF DIRECTORS” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for its 2012 Annual Meeting of Shareholders, which involves the election of directors, is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the captions “EXECUTIVE COMPENSATION” and “INFORMATION AS TO STOCK OPTIONS” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for its 2012 Annual Meeting of Shareholders is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,” “SECURITY OWNERSHIP OF MANAGEMENT” and “INFORMATION CONCERNING THE BOARD OF DIRECTORS” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for its 2012 Annual Meeting of Shareholders is incorporated herein by this reference. See also Part II, Item 5 “—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—(d)—Equity Compensation Plan Information” of this Report for information regarding the Company’s equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information contained under the caption “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for its 2012 Annual Meeting of Shareholders is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained under the caption “AUDIT FEES” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for its 2012 Annual Meeting of Shareholders is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Report:

		Page
(a) 1.	Financial Statements:

	The following consolidated financial statements of the Company are included in Item 8—“Financial Statements and Supplementary Data” of this Report:

	Report of Independent Registered Public Accounting Firm (BDO USA, LLP)	78

	Consolidated Balance Sheets as of March 31, 2012 and 2011	79

	Consolidated Statements of Operations for the Years Ended March 31, 2012, 2011 and 2010	80

	Consolidated Statements of Comprehensive Loss for the Years Ended March 31, 2012, 2011 and 2010	81

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2012, 2011 and 2010	83

	Notes to Consolidated Financial Statements	84

2.	Exhibits. See the Exhibit Index on pages 131 through 135 of this Report. Management contracts and compensatory plans are designated on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-V PHARMACEUTICAL COMPANY

By:	/s/ Gregory J. Divis, Jr.
Gregory J. Divis, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas S. McHugh
Thomas S. McHugh Chief Financial Officer (Principal Financial Officer)

Date: June 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities as members of the Board of Directors of the Company on the date indicated:

Signature as of June 14, 2012

By:	/s/ Robert E. Baldini
Robert E. Baldini

By:	/s/ Gregory Bentley
Gregory Bentley

By:	/s/ Mark A. Dow
Mark A. Dow

By:	/s/ David S. Hermelin
David S. Hermelin

By:	/s/ Joseph D. Lehrer
Joseph D. Lehrer

By:	/s/ David Sidransky, M.D
David Sidransky, M.D.

By:	/s/ Ana I. Stancic
Ana I. Stancic

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, as amended through September 5, 2008, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for fiscal year 2009, is incorporated herein by reference.

3.2	By-Laws of the Company, as amended through December 29, 2009, which was filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed January 4, 2010, are incorporated herein by reference.

4.1	Certificate of Designation of Rights and Preferences of 7% Cumulative Convertible preferred stock of the Company, effective June 9, 1987, and related Certificate of Correction, dated June 17, 1987, which was filed as Exhibit 4(f) to the Company’s Annual Report on Form 10-K for fiscal year 1987, are incorporated herein by reference.

4.2	Indenture dated as of May 16, 2003, by and between the Company and Deutsche Bank Trust Company Americas, which was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 21, 2003, is incorporated herein by reference.

4.3	Registration Rights Agreement dated as of May 16, 2003, by and between the Company and Deutsche Bank Securities, Inc., as representative of the several Purchasers, which was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 21, 2003, is incorporated herein by reference.

4.4	Promissory Note, dated March 23, 2006 between MECW, LLC and LaSalle National Bank Association, which was filed as Exhibit 99 to the Company’s Current Report on Form 8-K filed March 29, 2006, is incorporated herein by reference.

4.5	Credit Agreement, dated as of June 9, 2006, among the Company and its subsidiaries, LaSalle Bank National Association, Citibank, F.S.B. and the other lenders thereto, which was filed as Exhibit 4(g) to the Company’s Annual Report on Form 10-K for fiscal year 2006, is incorporated herein by reference.

4.6	Credit and Guaranty Agreement, dated November 17, 2010, among the Company, Certain Subsidiaries of K-V Pharmaceutical Company, Various Lenders, and U.S. Healthcare I, L.L.C., filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for fiscal year 2010, is incorporated herein by reference.

4.7	Pledge and Security Agreement, dated November 17, 2010, among the Company, Each of the Grantors, and U.S. Healthcare I, L.L.C., which was filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for fiscal year 2010, is incorporated herein by reference.

4.8	Waiver to Credit Agreement, dated as of February 9, 2011, among the Company, U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C., which was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, is incorporated herein by reference.

4.9	Amendment No. 2 to Credit Agreement, dated as of March 2, 2011, among the Company, U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C., which was filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, is incorporated herein by reference.

4.10	Promissory Note (Tranche B-1 Term Loan Note N-1), dated November 17, 2010, among the Company and U.S. Healthcare I, L.L.C., which was filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for fiscal year 2010, is incorporated herein by reference.

4.11	Promissory Note (Tranche B-1 Term Loan Note N-2), dated November 17, 2010, among the Company and U.S. Healthcare II, L.L.C., which was filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for fiscal year 2010, is incorporated herein by reference.

4.12	Stock Warrant Purchase Agreement, dated as of February 10, 2011, by and among the Company, U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C., which was filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, is incorporated herein by reference.

4.13	Restated Stock Purchase Warrant Certificate No. W-1, dated November 17, 2010, issued by the Company to U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C., which was filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for fiscal year 2010, is incorporated herein by reference.

Exhibit No.	Description

4.14	Restated Stock Purchase Warrant Certificate No. W-2, dated November 30, 2010, issued by the Company to U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C., which was filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for fiscal year 2010, is incorporated herein by reference.

4.15	Stock Purchase Warrant Certificate No. W-3 dated March 2, 2011, issued by the Company to U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C., which was filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, is incorporated herein by reference.

4.16	Registration Rights Agreement, dated November 17, 2010, among the Company, U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C., which was filed as Exhibit 4.12 to the Company’s Annual Report on Form 10-K for fiscal year 2010, is incorporated herein by reference.

4.17	Second Amended and Restated Registration Rights Agreement, dated as of March 2, 2011, by and among the Company, U.S. Healthcare I, L.L.C. and U.S. Healthcare II, L.L.C., which was filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, is incorporated herein by reference.

4.18	Securities Purchase Agreement, dated as of February 14, 2011, by and among the Company and the buyers, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 16, 2011, is incorporated herein by reference.

4.19	Registration Rights Agreement, dated February 14, 2011, by and among the Company and the Investors, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 16, 2011, is incorporated herein by reference.

4.20	Indenture, dated March 17, 2011, between the Company and Wilmington Trust FSB, as trustee, which was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 23, 2011, is incorporated herein by reference.

4.21	Form of 12% Senior Secured Note due 2015, which was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 23, 2011, is incorporated herein by reference.

4.22	Form of Purchase Agreement for the 12% Senior Secured Notes due 2015, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 23, 2011, is incorporated herein by reference.

4.23	Pledge and Security Agreement, dated as of March 17, 2011, by and among the Company, the Grantors and Wilmington Trust FSB, as collateral agent, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 23, 2011, is incorporated herein by reference.

4.24	Registration Rights Agreement, dated as of June 5, 2012, by and between K-V Pharmaceutical Company and Commerce Court Small Cap Value Fund, Ltd., which was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 7, 2012, is incorporated herein by reference.

10.1	Lease of the Company’s facility at 2503 South Hanley Road, St. Louis, Missouri, and amendment thereto, between the Company as Lessee and Marc S. Hermelin as Lessor, which was filed as Exhibit 10(n) to the Company’s Annual Report on Form 10-K for fiscal year 1983, is incorporated herein by reference.

10.2	Amendment to the Lease, for the facility located at 2503 South Hanley Road, St. Louis, Missouri, between the Company as Lessee and Marc S. Hermelin as Lessor, which was filed as Exhibit 10(p) to the Company’s Annual Report on Form 10-K for fiscal year 1992, is incorporated herein by reference.

10.3	Amendment to Lease dated February 17, 1997, for the facility located at 2503 South Hanley Road, St. Louis, Missouri, between the Company as Lessee and Marc S. Hermelin as Lessor, which was filed as Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for fiscal year 1997, is incorporated herein by reference.

10.4*	KV Pharmaceutical Company Fifth Restated Profit Sharing Plan and Trust Agreement dated May 31, 2010, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for fiscal year 2010, is incorporated herein by reference.

10.5*	KV Pharmaceutical Company Long-Term Incentive Stock Plan, which was filed as Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14-A filed July 26, 2011, is incorporated herein by reference.

10.6*	Agreement between the Company and Marc S. Hermelin, dated December 16, 1996, with supplemental letter attached, which was filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for fiscal year 1997, is incorporated herein by reference.

Exhibit No.	Description

10.7*	Amendment, dated as of October 30, 1998, to Employment Agreement between the Company and Marc S. Hermelin, which was filed as Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for fiscal year 1999, is incorporated herein by reference.

Exhibit No.	Description

10.8*	Amendment, dated December 2, 1999, to Employment Agreement between the Company and Marc S. Hermelin, which was filed as Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for fiscal year 2000, is incorporated herein by reference.

10.9*	Amendment, dated November 5, 2004, to Employment Agreement between the Company and Marc S. Hermelin, which was filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is incorporated herein by reference.

10.10*	Stock Option Agreement dated as of July 26, 2002, granting a stock option to Marc S. Hermelin, which was filed as Exhibit 10(rr) to the Company’s Annual Report on Form 10-K for fiscal year 2003, is incorporated herein by reference.

10.11*	Stock Option Agreement dated as of May 30, 2003, granting a stock option to Marc S. Hermelin, which was filed as Exhibit 10(yy) to the Company’s Annual Report on Form 10-K for fiscal year 2004, is incorporated herein by reference.

10.12*	Employment Agreement between the Company and Gregory J. Divis, Jr., President of Ther-Rx Corporation, dated November 19, 2009, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 25, 2009, is incorporated herein by reference.

10.13*	Amendment to Employment Agreement, effective as of July 25, 2011, by and between the Company and Gregory J. Divis, Jr., which was filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.14*	Employment Agreement between the Company and Thomas S. McHugh, Chief Financial Officer, Treasurer, Chief Accounting Officer, dated July 15, 2010, which was filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for fiscal year 2010, is incorporated herein by reference.

10.15*	Letter Agreement between the Company and Patrick J. Christmas, Vice President and General Counsel, dated June 1, 2011, which was filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, is incorporated herein by reference.

10.16	Engagement Letter Agreement between the Company and Gregory S. Bentley dated September 8, 2011, filed herewith.

10.17**	Asset Purchase Agreement by and between the Company and VIVUS, Inc., dated as of March 30, 2007, which was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, is incorporated herein by reference.

10.18	Asset Purchase Agreement by and among the Company, Cytyc Prenatal Products Corp. and Hologic, Inc., dated as of January 16, 2008, which was filed as Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for fiscal year 2008, is incorporated herein by reference.

10.19	Amendment, dated January 8, 2010, to the Asset Purchase Agreement by and among the Company, Cytyc Prenatal Products Corp. and Hologic, Inc., dated as of January 16, 2008, which was filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for fiscal year 2009, is incorporated herein by reference.

Exhibit No.	Description

10.20*	Form of Indemnification Agreement for directors, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 29, 2008, is incorporated herein by reference.

10.21*	Form of Indemnification Agreement for Interim Chief Executive Officer, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2009, is incorporated herein by reference.

10.22*	Form of Indemnification Agreement for Certain Executive Officers, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 31, 2009, is incorporated herein by reference.

10.23*	Form of Retention Agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 5, 2009, is incorporated herein by reference.

10.24	Consent Decree of Permanent Injunction as filed in the United States District Court, Eastern District of Missouri, Eastern Division on March 2, 2009, which was filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed March 3, 2009, is incorporated herein by reference.

10.25	Plea Agreement, Guidelines Recommendations and Stipulations as filed in the United States District Court, Eastern District of Missouri, Eastern Division on March 2, 2010, which was filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 3, 2010, is incorporated herein by reference.

10.26	Settlement Agreement dated as of June 9, 2009, among Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P. and the Company, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 10, 2009, is incorporated herein by reference.

10.27**	Patent License Agreement, dated as of June 9, 2009, among Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P. and the Company, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 10, 2009, is incorporated herein by reference.

10.28**	Distribution and Supply Agreement, dated as of June 9, 2009, between Purdue Pharma L.P. and the Company, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 10, 2009, is incorporated herein by reference.

10.29	Asset Purchase Agreement dated as of June 2, 2010 by and among Particle Dynamics International, LLC, Particle Dynamics, Inc., Drug Tech Corporation and KV Pharmaceutical Company, which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 8, 2010, is incorporated herein by reference.

10.30	Amendment No. 2, dated February 3, 2011, to the Asset Purchase Agreement by and among the Company, Cytyc Prenatal Products Corp. and Hologic, Inc., dated as of January 16, 2008, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 8, 2011, is incorporated herein by reference.

10.31	Amendment No. 6, dated January 17, 2012, to the Asset Purchase Agreement by and among the Company, Cytyc Prenatal Products Corp. and Hologic, Inc., dated as of January 16, 2008, filed herewith.

10.32	Supply Agreement dated as of August 8, 2011, by and among the Company, Zydus Pharmaceuticals (USA), Inc., and Zydus Pharmaceuticals (USA), LLC, which was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, is incorporated herein by reference.

10.33	Note, Deed of Trust, Leasehold Deed of Trust, Security Agreement, Fixture Filing, and Other Loan Documents Modification and Spreader Agreement, dated as of August 8, 2011, by and between MECW, LLC and U.S. Bank, National Association, as Trustee, which was filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, is incorporated herein by reference.

10.34	Common Stock Purchase Agreement, dated as of June 5, 2012, by and between K-V Pharmaceutical Company and Commerce Court Small Cap Value Fund, Ltd., which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 7, 2012, is incorporated herein by reference.

10.35	Engagement Letter, dated as of June 5, 2012, by and between K-V Pharmaceutical Company and Financial West Group, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 7, 2012, is incorporated herein by reference.

21	List of Subsidiaries, filed herewith.

23	Consent of BDO USA, LLP, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14A or Rule 15d-14a(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14A or Rule 15d-14a(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit No.	Description

101	The following financial statements from K-V Pharmaceutical Company Annual Report on Form 10-K for the year ended March 31, 2012, filed on June 14, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv)Consolidated Statements of Shareholder’s Equity (Deficit), (v) Consolidated Statements of Cash Flows, (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensation plan.
**	Confidential portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.